Form 10QSB
period 1996-06-30
DENMARK BANCSHARES INC
filed 1996-08-01
CIK 885531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1996
                                    OR
            [  ] transition report UNDER section 13 or 15(d) of the
                       securities exchange act of 1934
                 For the transition period from __________to __________
                         Commission file number  0-21554

                            DENMARK BANCSHARES, INC.
         (Exact NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

               Wisconsin                               39-1472124
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)
              103 East Main Street, Denmark, Wisconsin  54208-0130
                     (Address of principal executive offices)

                                   (414) 863-2161
                             (Issuer's telephone number)

 ___________________________________________________________________________
 (Former name, address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ___

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant (1) has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ___  No ___
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                                               Outstanding at
         Class                                  July 25, 1996

      Common Stock                                 27,502
      (no par value)

                               Page 1 of 12 pages.


                            DENMARK BANCSHARES, INC.
                               TABLE OF CONTENTS

                        Quarterly Report On Form 10-QSB
                       For The Quarter Ended June 30, 1996
                                                                        Page No.

PART I.   Financial Information


          Item 1.  Financial Statements

                        Consolidated Statements of Financial Condition        3

                        Consolidated Statements of Income                     4

                        Consolidated Statements of Cash Flows                 5

                        Notes to Consolidated Financial Statements            6

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations            8


Part II.  Other Information

          Item 4.  Submission of Matters to a Vote of Security Holders       11






Signatures                                                                   12


DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                         June 30,   December 31,
                                           1996         1995
                                        (UNAUDITED)
Assets
  Cash and due from banks                $5,427,910    $5,464,693
  Federal funds sold                      2,009,000     6,900,000
  Investment securities
    Available-for-sale, at fair value     9,190,555     9,330,453
    Held-to-maturity, at cost            16,776,412    16,319,946
         Total Investment Securities    $25,966,967   $25,650,399
  Loans
    Commercial                           42,616,165    41,194,193
    Real estate                         104,792,989   101,087,198
    Installment                          13,896,551    13,301,405
    Other                                   483,520       489,238
         Total Loans                   $161,789,225  $156,072,034
    Allowance for credit losses         (2,383,530)   (2,319,101)
  Net Loans                            $159,405,695  $153,752,933

  Premises and equipment, net             3,034,378     3,038,274
  Accrued interest receivable             1,204,199     1,121,017
  Other assets                            1,074,990       949,629
  TOTAL ASSETS                         $198,123,139  $196,876,945

Liabilities
  Deposits
    Non-interest bearing                $13,206,890   $15,077,825
    Interest bearing                    130,011,787   129,739,944
  Total Deposits                       $143,218,677  $144,817,769

  Other borrowed funds                   28,286,265    26,426,195
  Accrued interest payable                  888,093       898,162
  Other liabilities                         832,047       544,737
Total Liabilities                      $173,225,082  $172,686,863

Stockholders' Equity
  Common stock, no par value
   authorized 320,000 shares; 27,505
   and 27,511 outstanding respectively  $10,336,295   $10,336,295
  Paid in capital                            37,383        37,203
  Treasury stock                          (145,821)     (139,575)
  Retained earnings                      14,769,122    13,959,598
  Unrealized loss on securities
   available-for-sale                      (98,922)       (3,439)
Total Stockholders' Equity              $24,898,057   $24,190,082

  TOTAL LIABILITIES AND EQUITY         $198,123,139  $196,876,945



The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                                For the Quarter Ended  For the Six Months Ended
                                       June 30,               June 30,
                                    1996        1995       1996       1995
Interest Income
  Loans including fees            $3,447,377 $3,225,275 $6,851,568  $6,170,000
  Investment securities
    Taxable                          135,778    107,690    267,312     221,303
    Exempt from federal tax          304,476    324,780    602,315     650,254
  Federal funds sold                  48,173     11,423    118,052      22,528
     Total Interest Income        $3,935,804 $3,669,168 $7,839,247  $7,064,085
Interest Expense
  Deposits                        $1,607,791 $1,477,065 $3,231,935  $2,836,317
  Other borrowed funds               397,087    419,085    802,444     756,765
     Total Interest Expense       $2,004,878 $1,896,150 $4,034,379  $3,593,082

Net interest income               $1,930,926 $1,773,018 $3,804,868  $3,471,003
Provision for Credit Losses           51,000     49,500    102,000     101,000

Net after provision               $1,879,926 $1,723,518 $3,702,868  $3,370,003

Noninterest Income
 Service fees and commissions       $129,218   $102,354   $240,219    $200,496
 Investment security gains                 0          0          0           0
 Other                                36,427     31,546     72,703      73,621
     Total Noninterest Income       $165,645   $133,900   $312,922    $274,117

Noninterest Expense
 Salaries and employee benefits     $806,638   $759,108 $1,613,378  $1,512,287
 Occupancy expenses                  148,654    149,267    295,653     282,052
 FDIC insurance assessment               500     76,501      1,000     151,918
 Data processing expenses             72,834     66,051    136,718     129,627
 Directors and committee fees         47,500     42,100     91,880      82,830
 Other operating expenses            236,049    230,568    423,909     429,678
     Total Noninterest Expense    $1,312,175 $1,323,595 $2,562,538  $2,588,392

Income before income taxes          $733,396   $533,823 $1,453,252  $1,055,728
Income tax expense                   177,757    108,613    354,925     194,418

NET INCOME                          $555,639   $425,210 $1,098,327    $861,310

Net Income Per Common Share (4)       $20.20     $15.45     $39.93      $31.26




The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                    For the Six Months Ended
                                                      June 30,      June 30,
                                                         1996         1995
Cash flows from operating activities:
 Net income                                             $1,098,327     $861,310
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation                                           $145,731     $136,731
   Provision for credit losses                             102,000      101,000
   Amortization of bond premium                             20,501       28,638
   Accretion of bond discount                            (272,025)    (255,554)
   Increase in interest receivable                        (83,181)    (197,979)
   (Decrease) Increase in interest payable                (10,069)      182,516
   Other, net                                              285,094       38,925

Net cash provided by operating activities               $1,201,378     $895,587

Cash flows from investing activities:
 Maturities of held-to-maturity securities                $333,976   $1,046,984
 Proceeds from sale of available for sale securities     1,416,453      456,620
 Purchases of held-to-maturity securities                (563,280)            0
 Purchases of available-for-sale securities            (1,399,474)    (469,604)
 Federal funds sold, net                                 4,891,000    1,534,000
 Net increase in loans made to customers               (5,839,762)  (8,616,995)
 Capital expenditures                                    (141,835)     (71,073)

Net cash used by investing activities                 ($1,217,922) ($6,120,068)

Cash flows from financing activities:
 Net decrease in deposits                             ($1,599,093) ($1,044,315)
 Proceeds from sale of treasury stock                       10,110        9,550
 Purchases of treasury stock                              (16,176)    (134,322)
 Dividends paid                                          (275,150)    (249,030)
 Debt proceeds                                          20,916,070   14,854,230
 Debt repayment                                       (19,056,000)  (8,708,398)

Net cash (used) provided by financing activities         ($20,239)   $4,727,715


Net decrease in cash and cash equivalents                 (36,783)    (496,766)
Cash and cash equivalents, beginning                     5,464,693    5,442,402
    CASH & EQUIVALENTS, ENDING                          $5,427,910   $4,945,636

Supplemental schedule of noncash investing
and financing activities:
    Loans transferred to other real estate                 $85,000      $38,938



The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE  1 - FINANCIAL STATEMENTS
The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments necessary to present fairly the financial position of Denmark Bancshares, Inc. (the "Company" as of June 30, 1996, and the results of operations and cash flows for the six month period ended June 30, 1996. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB.

NOTE  2 - INVESTMENT SECURITIES
The amortized cost and estimated fair value of securities available-for-sale were as follows:
                                               June 30, 1996
                                              Gross      Gross    Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses     Value

Mortgage-backed securities          $7,055          $3       $117     $6,941
Equity securities                    2,278           0         28      2,250
     Total                          $9,333          $3       $145     $9,191


                                              December 31, 1995
                                              Gross      Gross    Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses     Value

Mortgage-backed securities          $7,457         $68        $41     $7,484
Equity securities                    1,868           0         22      1,846
     Total                          $9,325         $68        $63     $9,330

The amortized cost and estimated fair value of securities held-to-maturity were as follows:
                                               June 30, 1996
                                              Gross      Gross    Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses     Value

State and local governments        $16,776      $1,314       $180    $17,910
     Total                         $16,776      $1,314       $180    $17,910


                                              December 31, 1995
                                              Gross      Gross    Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses     Value

State and local governments        $16,320      $1,744        $29    $18,035
     Total                         $16,320      $1,744        $29    $18,035

DENMARK BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



The amortized cost and estimated fair values of securities at June 30, 1996, by maturity were as follows:
                                  Available-for-Sale     Held-to-Maturity
                                             Estimated             Estimated
                                 Amortized     Fair     Amortized    Fair
(In thousands)                      Cost       Value       Cost      Value

Due in 1 year or less                $1,491      $1,483         $0        $0
Due from one to five years            5,564       5,458      4,727     5,336
Due from five to ten years                0           0      6,289     6,791
Due after ten years                       0           0      5,760     5,783
Equity securities                     2,278       2,250          0         0
        Total                        $9,333      $9,191    $16,776   $17,910


Mortgage-backed securities are allocated according to their expected prepayments rather than their contractual maturities.


NOTE  3 - ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for credit losses were as follows:
                                                          For the Year
                                 For the Six Months Ended    Ended
                                         June 30,         December 31,
                                    1996         1995         1995

Balance, beginning of period       $2,319,101  $2,079,007    $2,079,007
Provision charged to operations       102,000     101,000       200,000
Recoveries                             14,315      69,286       169,107
Charge-offs                          (51,886)    (57,200)     (129,013)
Balance, end of period             $2,383,530  $2,192,093    $2,319,101


NOTE  4 - NET INCOME PER SHARE
Net income per share was computed based on the weighted average number of common shares outstanding during the reporting periods.


                                    For the Quarter     For the Six Month
                                     Ended June 30,    Period Ended June 30,
                                    1996       1995        1996       1995

Weighted Average Shares            27,505     27,528      27,506     27,555

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights
                               2nd Qtr.  1st Qtr. 4th Qtr. 3rd Qtr.  2nd Qtr.
                                 1996      1996     1995     1995      1995
(In thousands)

Operating Results
Interest income                 $3,936   $3,903   $3,979    $3,839   $3,669
Interest expense                 2,005    2,029    2,045     2,001    1,896
Net interest income              1,931    1,874    1,934     1,838    1,773
Provision for credit losses         51       51       49        50       49
Noninterest income                 166      147      147       147      134
Noninterest expense              1,312    1,250    1,101     1,243    1,324
Net income                         556      543      683       539      425

Per Share Data
Net income per share            $20.20   $19.73   $24.78    $19.58   $15.45

(In thousands)
Financial Condition (1)
Loans                         $161,789 $157,405 $156,072  $152,930 $151,778
Allowance for credit losses      2,384    2,378    2,319     2,274    2,192
Investment securities           25,967   26,050   25,650    25,589   24,794
Assets                         198,123  195,512  196,877   190,383  185,379
Deposits                       143,219  142,973  144,818   138,878  135,956
Other borrowed funds            28,286   26,453   26,426    26,266   24,631
Stockholders' equity            24,898   24,380   24,190    23,467   23,208


Financial Ratios
Return on average equity         8.96%    8.88%   11.43%     9.20%    7.39%
Return on average assets         1.13%    1.12%    1.42%     1.15%    0.93%
Interest rate spread             3.27%    3.19%    3.31%     3.24%    3.23%
Average equity to average
   assets                       12.64%   12.58%   12.39%    12.50%   12.63%
Allowance for credit losses
   to total loans (1)            1.47%    1.51%    1.49%     1.49%    1.44%





(1)  As of the period ending.

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

    Net income for the quarter ended June 30, 1996, was $556,000, or $20.20 per share, an increase of $131,000 or 31%, compared to $425,000, or $15.45 per share, for the corresponding period in 1995. This increase was primarily the result of an increase in net interest income, higher noninterest income and lower noninterest expense, which more than offset an increase in income tax expense.

    Net interest income for the quarter ended June 30, 1996, was $1,931,000, an increase of $158,000 over the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                              Increase (Decrease)
                                                Due to Change In
                                           Average      Average       Total
(In thousands)                             Balance        Rate       Change
Interest income                               273          (6)          267
Interest expense                              169         (60)          109
Net interest income                           104           54          158

    This increase was primarily attributable to higher volume but was also improved by an increase in interest rate spread. The Company's average interest rate spread was 3.27% during the second quarter of 1996 compared to 3.23% during the quarter ended June 30, 1995. The yield on earning assets declined by six basis points while the cost of funds declined by ten basis points.

    In the second quarter of 1996 the Company's provision for credit losses was $51,000 compared to $49,500 for the second quarter of 1995. Net charge-offs were $46,000 in the second quarter of 1996 compared to net recoveries of $31,000 during the second quarter of 1995.

    Noninterest income for the three months ended June 30, 1996, was $166,000, an increase of $32,000 over the corresponding period in 1995. This increase is primarily the result of an increase of $19,000 in commissions from the sales of annuities, mutual funds, and property insurance and an increase of $8,000 in deposit service charges.

    Noninterest expense decreased by $11,000 or 1% during the three months ended June 30, 1996, over the corresponding period in 1995. Salaries and benefits expense increased $48,000 or 6% over the corresponding period in 1995. This increase is primarily attributed to regular salary increases. FDIC insurance expense declined $76,000 during the second quarter of 1996.

    Return on average assets in the second quarter of 1996 was 1.13%, compared to .93% for the corresponding period in 1995. Return on average equity in the second quarter of 1996 was 9.0%, compared to 7.4% for the corresponding period in the prior year.

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

    Total assets increased by $1,200,000 between December 31, 1995, and June 30, 1996. Federal funds sold decreased by $4,900,000 while net loans increased by $5,700,000 during the six months ended June 30, 1996. Total deposits decreased by $1,600,000 while other borrowed funds increased by $1,900,000. The reduction in federal funds sold and the increase in notes payable lessened the Bank's liquidity. Management believes the Company has adequate marketable investment securities and unused lines of credit to meet liquidity needs.

    Total loans increased $5,700,000 between December 31, 1995, and June 30, 1996. Loan demand was strong during the second quarter of 1996 as total loans increased $4,400,000 or an annualized rate of 11% compared to loan growth of $1,300,000 during the first quarter of 1996. The allowance for credit losses increased by $64,000 during the six month period ended June 30, 1996. The allowance equals 1.47% of total loans at June 30, 1996, compared to 1.49% at December 31, 1995. Nonaccrual loans totaled $2,600,000 at June 30, 1996, an increase of $1,400,000 over December 31, 1995. Much of the increase in nonaccrual loans is attributed to two nonperforming commercial lines. Management considers both of these lines well collateralized. The Company's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.1% at June 30, 1996, compared to 1.6% at December 31, 1995.

    Demand deposits decreased $1,900,000 or 12% during the first six months of 1996. Interest bearing deposits increased by $300,000 or .2% between December 31, 1995, and June 30, 1996. Total deposits decreased $1,600,000 or 1% during the six month period ended June 30, 1996. Management attributes the decrease in demand deposits to a normal seasonal fluctuation.

    Other borrowed funds increased by $1,900,000 or 7% during the first six months of 1996. Additional borrowings were needed to fund strong loan growth during the second quarter.

    Stockholders' equity increased by $700,000 to $24,900,000 as of June 30, 1996. Stockholders' equity to total assets was 12.6% at June 30, 1996, compared to 12.3% at December 31, 1995. Return on average equity was 8.92% for the first six months of 1996 compared to 8.95% for 1995.

DENMARK BANCSHARES. INC.

Part II - Other Information

Item 4.     Submission of Matters to a Vote of Security Holders

  (a)       The Company held its Annual Meeting of Shareholders on April 23,
            1996.

  (b)       Directors elected at the Annual Meeting were Darrell R. Lemmens, C.
            J. Stodola, and Norman F. Tauber. Directors whose term of office continued after the meeting were Terese M. DePrey, Mark E. Looker, B.E. Mleziva, D.V.M., James E. Renier, and Thomas F. Wall.

  (c) The matters voted upon and the results of the voting were as follows:


      (1) The shareholders elected the following nominees to the Board of Directors to serve a three year term expiring in 1999:

            Nominees                          For     Withheld

            Darrell R. Lemmens               23,813       5
            C. J. Stodola                    23,813       5
            Norman F. Tauber                 23,813       5


      (2) The ratification of the appointment of Williams, Young and Associates, LLC as independent public accountants for the year ending December 31, 1996.

                                   For       Against  Abstain
                                 23,813         1        4

                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DENMARK BANCSHARES, INC.

 Date:    July 25, 1996       /s/  Darrell R. Lemmens
                              Darrell R. Lemmens,
                              Principal Executive Officer,
                              Chairman of the Board,
                              and President


 Date:    July 25, 1996        /s/  Dennis J. Heim
                              Dennis J. Heim,
                              Vice President and Treasurer,
                              Principal Financial and
                              Accounting Officer