Form 10QSB/A
period 1996-06-30
DENMARK BANCSHARES INC
filed 1996-10-09
CIK 885531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB/A

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
      (no par value)


                             Denmark Bancshares, Inc.
                        Quarterly Report On Form 10-QSB/A
                       For The Quarter Ended June 30, 1996


Part II.  Other Information
            Item 6. Exhibits
               A. Exhibit 27 -- Financial Data Schedule