Form 10QSB
period 1996-09-30
DENMARK BANCSHARES INC
filed 1996-11-05
CIK 885531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1996
                                    OR
            [  ] transition report UNDER section 13 or 15(d) of the
                       securities exchange act of 1934
                 For the transition period from __________ to __________
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

Yes [X]  No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant (1) has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ]  No [ ]
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                                                 Outstanding at
         Class                                  October 31, 1996
      Common Stock                                   27,500
     (no par value)

                              Page 1 of 12 pages.


                            DENMARK BANCSHARES, INC.
                               TABLE OF CONTENTS

                        Quarterly Report On Form 10-QSB
                    For The Quarter Ended September 30, 1996
                                                                        Page No.

PART I.   Financial Information


            Item 1.  Financial Statements

                        Consolidated Statements of Financial Condition        3

                        Consolidated Statements of Income                     4

                        Consolidated Statements of Cash Flows                 5

                        Notes to Consolidated Financial Statements            6

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations            8


Part II.  Other Information

            Item 6.  Exhibit 27 -- Financial Data Schedule                   11






Signatures                                                                   12


DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                      September 30, December 31,
                                          1996         1995
                                       (UNAUDITED)
Assets                                 ------------- -------------
  Cash and due from banks                $4,546,777    $5,464,693
  Federal funds sold                              0     6,900,000
  Investment securities
    Available-for-sale, at fair value    10,301,165     9,330,453
    Held-to-maturity, at cost            17,159,233    16,319,946
         Total Investment Securities    $27,460,398   $25,650,399
  Loans
    Commercial                           43,823,813    41,194,193
    Real estate                         108,668,164   101,087,198
    Installment                          14,456,908    13,301,405
    Other                                   514,615       489,238
         Total Loans                   $167,463,500  $156,072,034
     Allowance for credit losses         (2,445,296)   (2,319,101)
  Net Loans                            $165,018,204  $153,752,933

  Premises and equipment, net             3,009,976     3,038,274
  Accrued interest receivable             1,242,995     1,121,017
  Other assets                              996,694       949,629
  TOTAL ASSETS                         $202,275,044  $196,876,945
                                       ============= =============
Liabilities
  Deposits
    Non-interest bearing                $13,589,982   $15,077,825
    Interest bearing                    132,202,086   129,739,944
  Total Deposits                       $145,792,068  $144,817,769

  Federal funds borrowed                    520,000             0
  Other borrowed funds                   28,997,963    26,426,195
  Accrued interest payable                  934,099       898,162
  Other liabilities                         829,976       544,737
Total Liabilities                      $177,074,106  $172,686,863
                                       ------------- -------------

Stockholders' Equity
  Common stock, no par value
   authorized 320,000 shares; 27,500
   and 27,511 outstanding respectively  $10,336,295   $10,336,295
  Paid in capital                            37,383        37,203
  Treasury stock                           (151,481)     (139,575)
  Retained earnings                      15,068,028    13,959,598
  Unrealized loss on securities
   available-for-sale                       (89,287)       (3,439)
Total Stockholders' Equity              $25,200,938   $24,190,082
                                       ------------- -------------
  TOTAL LIABILITIES AND EQUITY         $202,275,044  $196,876,945
                                       ============= =============


The accompanying notes are an integral part of these financial statements.

                                    Page 3
DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                                For the Quarter Ended  For the Nine Months Ended
                                    September 30,           September 30,
                                   1996        1995        1996        1995
Interest Income                 ----------- ----------- ----------- -----------
 Loans including fees           $3,563,706  $3,356,854 $10,415,274  $9,526,854
 Investment securities
  Taxable                          144,736     115,296     412,048     336,599
  Exempt from federal tax          317,937     331,675     920,252     981,929
 Federal funds sold                 24,298      34,798     142,350      57,326
                                ----------- ----------- ----------- -----------
     Total Interest Income      $4,050,677  $3,838,623 $11,889,924 $10,902,708
Interest Expense                ----------- ----------- ----------- -----------
 Deposits                       $1,623,178  $1,576,373  $4,855,113  $4,412,690
 Other borrowed funds              425,404     424,294   1,227,848   1,181,059
                                ----------- ----------- ----------- -----------
     Total Interest Expense     $2,048,582  $2,000,667  $6,082,961  $5,593,749
                                ----------- ----------- ----------- -----------
Net interest income             $2,002,095  $1,837,956  $5,806,963  $5,308,959
Provision for Credit Losses         51,000      49,500     153,000     150,500
                                ----------- ----------- ----------- -----------
Net after provision             $1,951,095  $1,788,456  $5,653,963  $5,158,459

Noninterest Income
 Service fees and commissions     $141,993    $103,272    $382,212    $303,768
 Other                              30,540      43,867     103,243     117,488
                                ----------- ----------- ----------- -----------
     Total Noninterest Income     $172,533    $147,139    $485,455    $421,256
                                ----------- ----------- ----------- -----------
Noninterest Expense
 Salaries and employee benefits   $841,992    $787,756  $2,455,370  $2,300,043
 Occupancy expenses                153,261     133,310     448,914     415,362
 FDIC insurance assessment             500       4,410       1,500     156,328
 Data processing expenses           68,894      61,081     205,612     190,708
 Directors and committee fees       43,640      45,140     135,520     127,970
 Other operating expenses          210,729     211,522     634,638     641,200
                                ----------- ----------- ----------- -----------
     Total Noninterest Expense  $1,319,016  $1,243,219  $3,881,554  $3,831,611
                                ----------- ----------- ----------- -----------
Income before income taxes        $804,612    $692,376  $2,257,864  $1,748,104
Income tax expense                 203,206     153,619     558,131     348,037
                                ----------- ----------- ----------- -----------
NET INCOME                        $601,406    $538,757  $1,699,733  $1,400,067
                                =========== =========== =========== ===========
NET INCOME PER COMMON SHARE (4)     $21.87      $19.58      $61.80      $50.83
                                =========== =========== =========== ===========



The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                    For the Nine Months Ended
                                                           September 30,
                                                         1996         1995
Cash flows from operating activities:                ------------ ------------
  Net Income                                          $1,699,733   $1,400,067
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                        $218,597     $205,097
    Provision for credit losses                          153,000      150,500
    Amortization of bond premium                          28,756       44,529
    Accretion of bond discount                          (424,915)    (395,801)
    Loss on sale of other real estate                      7,909            0
    Increase in interest receivable                     (121,977)    (274,158)
    Increase in interest payable                          35,937      219,833
    Other, net                                           256,465      333,839
                                                     ------------ ------------
 Net cash provided by operating activities            $1,930,596   $1,683,906
                                                     ------------ ------------
Cash flows from investing activities:
 Maturities of held-to-maturity securities              $489,826   $1,060,109
 Proceeds from sale of available-for-sale securities   1,556,918      961,508
 Purchases of held-to-maturity securities               (971,724)           0
 Purchases of available-for-sale securities           (2,620,350)  (1,656,476)
 Federal funds sold, net                               6,900,000     (947,000)
 Proceeds from sale of other real estate                  77,091            0
 Net increase in loans made to customers             (11,503,270)  (9,737,152)
 Capital expenditures                                   (190,300)    (115,101)
                                                     ------------ ------------
Net cash used by investing activities                ($6,338,900) ($10,434,112)
                                                     ------------ ------------
Cash flows from financing activities:
 Net increase in deposits                               $974,298   $1,877,738
 Proceeds from sale of treasury stock                     10,110            0
 Purchases of treasury stock                             (21,836)    (140,170)
 Dividends paid                                         (563,953)    (510,527)
 Debt proceeds                                        25,439,768   21,549,230
 Debt repayment                                      (22,868,000) (13,768,398)
 Federal funds purchased, net                            520,000            0
                                                     ------------ ------------
Net cash provided by financing activities             $3,490,387   $9,007,873
                                                     ------------ ------------

Net (decrease) increase in cash and cash equivalents    (917,917)     257,667
Cash and cash equivalents, beginning                   5,464,693    5,442,402
                                                     ------------ ------------
  CASH & CASH EQUIVALENTS, ENDING                     $4,546,776   $5,700,069
                                                     ============ ============
Supplemental schedule of noncash investing
and financing activities:
    Loans transferred to other real estate               $85,000      $38,938
                                                     ============ ============

The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE  1 - FINANCIAL STATEMENTS
The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments necessary to present fairly the financial position of Denmark Bancshares, Inc.(the "Company") as of September 30, 1996, and the results of operations and cash flows for the nine month period ended September 30, 1996. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB.

NOTE  2 - INVESTMENT SECURITIES
The amortized cost and estimated fair value of securities available-for-sale were as follows:
                                             September 30, 1996
                                              Gross      Gross       Estimated
                                Amortized  Unrealized  Unrealized      Fair
(In thousands)                     Cost       Gains      Losses        Value
                               ----------- ----------- ----------- -----------
Mortgage-backed securities          $8,095          $3       $103      $7,995
Equity securities                    2,333           0         27       2,306
                               ----------- ----------- ----------- -----------
     Total                         $10,428          $3       $130     $10,301

                                             December 31, 1995
                                              Gross      Gross       Estimated
                                Amortized  Unrealized  Unrealized      Fair
(In thousands)                     Cost       Gains      Losses        Value
                               ----------- ----------- ----------- -----------
Mortgage-backed securities          $7,457         $68        $41      $7,484
Equity securities                    1,868           0         22       1,846
                               ----------- ----------- ----------- -----------
     Total                          $9,325         $68        $63      $9,330

The amortized cost and estimated fair value of securities held-to-maturity were as follows:
                                             September 30, 1996
                                              Gross      Gross      Estimated
                                Amortized  Unrealized  Unrealized      Fair
(In thousands)                     Cost       Gains      Losses        Value
                               ----------- ----------- ----------- -----------
State and local governments        $17,159      $1,474        $70     $18,563
                               ----------- ----------- ----------- -----------
     Total                         $17,159      $1,474        $70     $18,563

                                             December 31, 1995
                                              Gross      Gross       Estimated
                                Amortized  Unrealized  Unrealized      Fair
(In thousands)                     Cost       Gains      Losses        Value
                               ----------- ----------- ----------- -----------
State and local governments        $16,320      $1,744        $29     $18,035
                               ----------- ----------- ----------- -----------
     Total                         $16,320      $1,744        $29     $18,035

DENMARK BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


The amortized cost and estimated fair values of securities at September 30, 1996, by maturity were as follows:
                                  Available-for-Sale        Held-to-Maturity
                                              Estimated              Estimated
                                 Amortized       Fair     Amortized     Fair
(In thousands)                      Cost         Value       Cost       Value
                                 ----------- ----------- ----------- -----------
Due in 1 year or less                $1,354      $1,348       $102        $107
Due from one to five years            5,579       5,485      5,075       5,792
Due from five to ten years                0           0      5,989       6,500
Due after ten years                   1,162       1,162      5,993       6,164
Equity securities                     2,333       2,306          0           0
                                 ----------- ----------- ----------- -----------
        Total                       $10,428     $10,301    $17,159     $18,563
                                 =========== =========== =========== ===========

Mortgage-backed securities are allocated according to their expected prepayments rather than their contractual maturities.

NOTE  3 - ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for credit losses were as follows:

                                 September 30,  September 30, December 31,
                                      1996           1995         1995
                                   -----------   -----------  -----------
Balance, beginning of period       $2,319,101    $2,079,007   $2,079,007
Provision charged to operations       153,000       150,500      200,000
Recoveries                             25,693       127,245      169,107
Charge-offs                           (52,498)      (83,228)    (129,013)
                                   -----------   -----------  -----------
Balance, end of period             $2,445,296    $2,273,524   $2,319,101
                                   ===========   ===========  ===========

NOTE  4 - NET INCOME PER SHARE
Net income per share was computed based on the weighted average number of common shares outstanding during the reporting periods.


                             For the Quarter Ended   For the Nine Month Period
                                  September 30,         Ended September 30,
                                  1996       1995         1996       1995
                             ----------- ----------  ------------ -----------
Weighted Average Shares          27,501     27,522       27,505     27,544

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights
                            3rd Qtr.  2nd Qtr.  1st Qtr. 4th Qtr.  3rd Qtr.
                              1996      1996      1996     1995      1995
(In thousands)             --------- --------- --------- -------- ----------

Operating Results
Interest income               $4,051    $3,936   $3,903    $3,979   $3,839
Interest expense               2,049     2,005    2,029     2,045    2,001
Net interest income            2,002     1,931    1,874     1,934    1,838
Provision for credit losses       51        51       51        49       50
Noninterest income               173       166      147       147      147
Noninterest expense            1,319     1,312    1,250     1,101    1,243
Net income                       601       556      543       683      539

Per Share Data
Net income per share          $21.87    $20.20   $19.73    $24.78   $19.58

(In thousands)

Financial Condition (1)
Loans                       $167,464  $161,789 $157,405  $156,072 $152,930
Allowance for credit losses    2,445     2,384    2,378     2,319    2,274
Investment securities         27,460    25,967   26,050    25,650   25,589
Assets                       202,275   198,123  195,512   196,877  190,383
Deposits                     145,792   143,219  142,973   144,818  138,878
Other borrowed funds          29,518    28,286   26,453    26,426   26,266
Stockholders' equity          25,201    24,898   24,380    24,190   23,467

Financial Ratios
Return on average equity       9.54%     8.96%    8.88%    11.43%    9.20%
Return on average assets       1.20%     1.13%    1.12%     1.42%    1.15%
Interest rate spread           3.29%     3.27%    3.19%     3.31%    3.24%
Average equity to average
  assets                      12.55%    12.64%   12.58%    12.39%   12.50%
Allowance for credit losses
  to total loans (1)           1.46%     1.47%    1.51%     1.49%    1.49%





(1)  As of the period ending.

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

    Net income for the quarter ended September 30, 1996, was $601,000, or $21.87 per share, an increase of $62,000 or 12%, compared to $539,000, or $19.58 per share, for the corresponding period in 1995. This increase was primarily the result of an increase in net interest income and higher noninterest income, which more than offset an increase in noninterest expense.

    Net interest income for the quarter ended September 30, 1996, was $2,002,000, an increase of $164,000 over the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                              Increase (Decrease)
                                                Due to Change In
                                           Average      Average       Total
(In thousands)                             Balance        Rate       Change
Interest income                               294         (82)         212
Interest expense                              146         (98)          48
Net interest income                           148          16          164

    This increase was primarily attributable to higher volume but was also improved by an increase in interest rate spread. The Company's average interest rate spread was 3.29% during the third quarter of 1996 compared to 3.24% during the quarter ended September 30, 1995. The yield on earning assets declined by sixteen basis points while the cost of funds declined by 21 basis points.

    In the third quarter of 1996 the Company's provision for credit losses was $51,000 compared to $49,500 for the third quarter of 1995. Net recoveries were $11,000 in the third quarter of 1996 compared to net recoveries of $32,000 during the third quarter of 1995.

    Noninterest income for the three months ended September 30, 1996, was $173,000, an increase of $26,000 over the corresponding period in 1995. This increase is primarily the result of an increase of $29,000 in commissions from the sales of annuities, mutual funds, and property insurance and an increase of $10,000 in deposit service charges. This more than offset the decline of $14,000 from gains on sales of loans.

    Noninterest expense increased by $76,000 or 6% during the three months ended September 30, 1996, over the corresponding period in 1995. Salaries and benefits expense increased $54,000 or 7% over the corresponding period in 1995. This increase is primarily attributed to the hiring of additional staff members and regular salary increases. Occupancy expense increased $20,000 or 15% over the corresponding period in 1995 as depreciation expense increased by $5,000 and the Company incurred expenses of $12,000 to maintain the parking lots at its' offices.

    Return on average assets in the third quarter of 1996 was 1.20%, compared to 1.15% for the corresponding period in 1995. Return on average equity in the second quarter of 1996 was 9.5%, compared to 9.2% for the corresponding period in the prior year.

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

    Total assets increased by $5,400,000 between December 31, 1995, and September 30, 1996. Federal funds sold decreased by $6,900,000 while net loans increased by $11,300,000 during the nine months ended September 30, 1996. Total deposits increased by $1,000,000 while other borrowed funds increased by $3,100,000. The reduction in federal funds sold and the increase in other borrowed funds lessened the Bank's liquidity. Management believes the Company has adequate marketable investment securities and unused lines of credit to meet liquidity needs.

    Total loans increased $11,400,000 between December 31, 1995, and September 30, 1996. Loan demand was strong during the second and third quarters of 1996 as total loans increased $4,400,000 during the second quarter and $5,700,000 during the third quarter. This followed an increase of $1,300,000 during the first quarter of 1996. The allowance for credit losses increased by $126,000 during the nine month period ended September 30, 1996. The allowance equals 1.46% of total loans at September 30, 1996, compared to 1.49% at December 31, 1995. Nonaccrual loans totaled $2,900,000 at September 30, 1996, an increase of $1,700,000 over December 31, 1995. A substantial portion of the increase in nonaccrual loans is attributed to two nonperforming commercial lines.
Management considers both of these lines well collateralized. The Company's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.2% at September 30, 1996, compared to 1.6% at December 31, 1995.

    Demand deposits decreased $1,500,000 or 10% during the first nine months of 1996. Interest bearing deposits increased by $2,500,000 or 2% between December 31, 1995, and September 30, 1996. Total deposits increased $1,000,000 or 1% during the nine month period ended September 30, 1996. Management attributes the decrease in demand deposits to a normal seasonal fluctuation. Demand deposits have increased by $1,100,000 or 9% since September 30, 1995.

    Other borrowed funds, including short-term federal funds borrowed, increased by $3,100,000 or 12% during the first nine months of 1996. Additional borrowings were needed to fund strong loan growth during the second and third quarters of this year.

    Stockholders' equity increased by $1,000,000 to $25,200,000 as of September 30, 1996. Stockholders' equity to total assets was 12.5% at September 30, 1996, compared to 12.3% at December 31, 1995. Return on average equity was 9.00% for the first nine months of 1996 compared to 8.95% for 1995.

    On September 17, 1996, the Company's board of directors declared a semiannual $11.00 per share dividend payable on January 2, 1997, to all shareholders of record on December 10, 1996.

DENMARK BANCSHARES. INC.
Part II - Other Information
      Item 6. Exhibits
                (a) Exhibit 27.0 Financial Data Schedule

                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DENMARK BANCSHARES, INC.

 Date:    October 31, 1996    /s/ Darrell R. Lemmens
                              Darrell R. Lemmens,
                              Principal Executive Officer,
                              Chairman of the Board,
                              and President


 Date:    October 31, 1996    /s/ Dennis J.Heim
                              Dennis J. Heim,
                              Vice President and Treasurer,
                              Principal Financial and
                              Accounting Officer