Form 10KSB40
period 1996-12-31
DENMARK BANCSHARES INC
filed 1997-03-28
CIK 885531

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-KSB

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1996

                                      OR

           [ ] transition report UNDER section 13 or 15(d) of the securities exchange act of 1934 [No Fee Required]

            For the transition period from __________to __________

                        Commission file number 0-21554

                           DENMARK BANCSHARES, INC.
                (name of small business issuer in its charter)

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

     Securities registered under Section 12(b) of the Exchange Act:  None

        Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, no par value

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.   Yes  X
No ___

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   [ X]

     Gross revenues of the issuer for the year ended December 31, 1996, were $16.7 million.

          The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 1, 1997, was $26,253,910 (22,289 shares at $1,190.00 per share).

(APPLICABLE ONLY TO CORPORATE ISSUERS)

       As of March 1, 1997, there were 27,483 shares of the issuer's Common Stock (no par value) issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-KSB into Which Portions of Documents are Incorporated Annual Report to Shareholders for the
fiscal year ended December 31, 1996..............   Parts I and II
Proxy Statement for Annual Meeting of
Shareholders on April 22, 1997...................       Part III


DENMARK BANCSHARES, INC.
                              Page No.

PART I

     Item 1.  Description of Business                                       3
     Item 2.  Description of Property                                       7
     Item 3.  Legal Proceedings                                             7
     Item 4.  Submission of Matters to a Vote of Security Holders           7


PART II

     Item 5.  Market for Common Equity and Related Stockholder Matters      7
     Item 6.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         7
     Item 7.  Financial Statements                                          7
     Item 8.  Changes in and Disagreements WIth Accountants on
                accounting and Financial Disclosure                         8


PART III

     Item  9. Directors and Executive Officers                              8
     Item 10. Executive Compensation                                        8
     Item 11. Security Ownership of Certain Beneficial Owners and
                Management                                                  8
     Item 12. Certain Relationships and Related Transactions                8
     Item 13. Exhibits and Reports on Form 8-K                              9

SIGNATURES                                                                 10

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History and General Business of the Company

Denmark Bancshares, Inc. ("Company") was formed in 1983 as a Wisconsin bank holding company for the purpose of acquiring and holding the Common Stock of the Denmark State Bank ("Bank"). The holding company was formed to allow the Bank to expand its line of financial products, enabling it to compete with
other financial institutions.   The Company acquired the Bank in 1983 through
an exchange offer for shares of the Bank. In 1986, the Company acquired the Maribel Bank, which was concurrently consolidated with the Bank. The Company's subsidiaries are the Bank, Denmark Agricultural Credit Corporation ("DACC"), which offers certain types of farm credit, and the McDonald-Zeamer Insurance Agency, Inc. ("McDonald"), which sells a full line of insurance products. Unless the context otherwise requires, when used herein the term "Company" refers to Denmark Bancshares, Inc. and all of its subsidiaries.

The Bank

The Bank offers a full line of retail banking services, including checking, time deposits of various types, loans for business, real estate and personal use, and other miscellaneous banking services. The Bank employs two experienced investment representatives that provide financial planning and sell annuities, mutual funds and other investment securities. The Bank has four offices, serving primarily Kewaunee, Brown and Manitowoc Counties. The Bank also has five automated teller machines at various locations throughout its market area. The Bank also offers telephone banking 24 hours a day. This service allows customers to transfer funds between deposit accounts and inquire about their balances or recent transaction activity as well providing information about current interest rates.

No significant portion of the loan portfolio of the Bank is concentrated in one individual or group of individuals, and management believes that the portfolio's industry weighting is prudent. Seasonal factors do not materially affect the size or quality of the loan portfolio of the Bank. Set forth below is a schedule of the concentration of the Company's loans, including loans of the Bank and DACC, at December 31, 1996:
                  Amounts in Thousands
  Agriculture Related  . . . . . .          $40,937
  Commercial   . . . . . . . . . .           54,436
  Residential Mortgage . . . . . .           59,007
  Construction . . . . . . . . . .            5,693
  Installment. . . . . . . . . . .           14,590
  Other  . . . . . . . . . . . . .              555
      Total Loans   . . . . . . .          $175,218

Denmark Agricultural Credit Corporation

DACC commenced business in 1986 to provide a source of funds for farm loans and to provide a source of liquidity for the Bank. As of the close of the fiscal year, DACC had lines of working capital credit in the aggregate amount of $28,000,000, including $21,000,000 from the AgriBank, FCB and $7,000,000 from a private lending institution. DACC originates loans and purchases loans exclusively from the Bank. In 1996, DACC purchased agricultural loans totaling $568,606 from the Bank and at December 31, 1996, held agricultural loans totaling $24,583,078. In 1996 the net income of DACC was equal to 17.4% of the consolidated net income of the Company.

INSURANCE SUBSIDIARY

McDonald sells life, health, casualty, auto and all other general types of insurance, and performs certified residential appraisals for the Bank. To date, the operations of McDonald have not represented a material portion of the consolidated operating results of the Company. On December 31, 1996, McDonald purchased the Zeamer Insurance Agency. Subsequent to year end the name of the agency was changed from the L. McDonald Insurance Agency, Inc. to the McDonald-Zeamer Insurance Agency, Inc. The combined agencies will not represent a material portion of the consolidated operating results of the Company.

AREAS SERVICED BY THE COMPANY; COMPETITION

The Company serves Kewaunee, Brown and Manitowoc Counties, including the villages of Denmark, Maribel and Whitelaw and the town of Bellevue. The population of the Bank's primary service area is approximately 12,000. The local economy of the area served is based on agriculture and light industry but the extended service area has a generally diversified economy. Extreme competition exists in obtaining new deposits and loans. The Company faces intense competition from other banks, savings and loan, credit unions, insurance agencies, and securities brokerage firms. Many of the Company's competitors are larger and have significantly greater financial resources than the Company.

Employees of the Company

At December 31, 1996, the Bank had 68 full-time equivalent employees; McDonald has three full-time employees. The Company considers its relationship with its employees to be excellent.

Supervision and Regulation

The operations of financial institutions, including banks and bank holding companies, are highly regulated, both at the federal and state levels. Numerous statutes and regulations affect the businesses of the Company and its subsidiaries. To the extent that the information below is a summary of statutory provisions, such information is qualified in its entirety by reference to the statutory provisions described. There are additional laws and regulations having a direct or indirect effect on the business of the Company or the Bank.

In recent years, the banking and financial industry has been the subject of numerous legislative acts and proposals, administrative rules and regulations at both federal and state regulatory levels. As a result of many of such regulatory changes, the nature of the banking industry in general has changed dramatically in recent years as increasing competition and a trend toward deregulation have caused the traditional distinctions among different types of financial institutions to be obscured. Further changes along these lines could permit other financially oriented businesses to offer expanded services, thereby creating greater competition for the Company and the Bank with respect to services currently offered or which may in the future be offered by those entities. Proposals for new legislation or rule making affecting the financial services industry are continuously being advanced and considered at both the national and state levels. Neither the Company nor the Bank can predict the effect that future legislation or regulation will have on the financial services industry in general or on their businesses in particular.

The performance and earnings of the Bank, like other commercial banks, are affected not only by general economic conditions but also by the policies of various governmental regulatory authorities. In particular, the Federal Reserve System regulates money and credit conditions and interest rates in order to influence general economic conditions primarily through open-market operations in U.S. Government securities, varying the discount rate on bank borrowings, and setting reserve requirements against bank deposits. The policies of the Federal Reserve have a significant influence on overall growth and distribution of bank loans, investments and deposits, and affect interest rates earned on loans and investments. The general effect, if any, of such policies upon the future business and earnings of the Bank cannot accurately be predicted.

The Company

As a registered bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board (the "Board") before it may merge with or consolidate into another bank holding company, acquire substantially all the assets of any bank, or acquire ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank.

Under the Act, the Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or holding company, and neither the Company nor any subsidiary may engage in any business other than banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries. The Company may, however, own shares of a company the activities of which the Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, and the holding company itself may engage in such activities. The Company is authorized under the Act to own its two nonbank subsidiaries, DACC and McDonald.

As a registered bank holding company, the Company is supervised and regularly examined by the Board. Under the Act, the Company is required to file with the Board an annual report and such additional information as may be required. The Board can order bank holding companies and their subsidiaries to cease and desist from any actions which in the opinion of the Board constitute serious risk to the financial safety, soundness or stability of a subsidiary bank and are inconsistent with sound banking principles or in violation of law. The Board has adopted regulations which deal with the measure of capitalization for bank holding companies. Such regulations are essentially the same as those adopted by the FDIC, described below. The Board has also issued a policy statement on the payment of cash dividends by bank holding companies, wherein the board has stated that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing.

Under Wisconsin law, the Company is also subject to supervision and examination by the Division of Banking of the Wisconsin Department of Financial Institutions (the "Division"). The Division is also empowered to issue orders to a bank holding company to remedy any condition or policy which, in its determination, endangers the safety of deposits in any subsidiary state bank, or the safety of the bank or its depositors. In the event of noncompliance with such an order, the Division has the power to direct the operation of the state bank subsidiary and withhold dividends from the holding company.

The Company, as the holder of the stock of a Wisconsin state-chartered bank, may be subject to assessment to restore impaired capital of the bank to the extent provided in Section 220.07, Wisconsin Statutes. Any such assessment would apply only to the Company and not to any shareholder of the Company.

Federal law prohibits the acquisition of "control" of a bank holding company by individuals or business entities or groups or combinations of individuals or entities acting in concert without prior notice to the appropriate federal bank regulator. For this purpose, "control" is defined in certain instances as the ownership of or power to vote 10% or more of the outstanding shares of the bank holding company.

The Bank

As a state-chartered institution, the Bank is subject to regulation and supervision by the Division and the Wisconsin Banking Review Board and is periodically examined by the Division's staff. Deposits of the Bank are insured by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") and as a result the Bank is also subject to regulation by the FDIC and periodically examined by its staff.

The Federal Deposit Insurance Act requires that the appropriate federal regulatory authority -- the FDIC in the case of the Bank (as an insured state bank which is not a member of the Federal Reserve System) -- approve any acquisition by it through merger, consolidation, purchase of assets, or assumption of deposits. The same regulatory authority also supervises compliance by the Bank with provisions of federal banking laws which, among other things, prohibit the granting of preferential loans by a bank to executive officers, directors, and principal shareholders of the banks and of other banks which have a correspondent relationship with the bank.

Wisconsin banking laws restrict the payment of cash dividends by state banks by providing that (i) dividends may be paid only out of a bank's undivided profits, and (ii) prior consent of the Division is required for the payment of a dividend which exceeds current year income if dividends declared have exceeded net profits in either of the two immediately preceding years. The various bank regulatory agencies have authority to prohibit a bank regulated by them from engaging in an unsafe or unsound practice; the payment of a dividend by a bank could, depending upon the circumstances, be considered such an unsafe or unsound practice. In the event that (i) the FDIC or the Division should increase minimum required levels of capital; (ii) the total assets of the Bank increase significantly; (iii) the income of the Bank decreases significantly; or (iv) any combination of the foregoing occurs, then the Board of Directors of the Bank may decide or be required by the FDIC or the Division to retain a greater portion of the Bank's earnings thereby reducing dividends.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in stock or other securities of the bank holding company and on the taking of such stock or securities as collateral for loans to any borrower. Under the Federal Reserve Act and regulations of the Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or of any property or service.

The activities and operations of banks are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Financial Institutions Reform, Recover and Enforcement Act of 1989, The Federal Deposit Insurance Corporation Improvement Act of 1991("FDICIA"), the Community Reinvestment Act, anti-redlining legislation and the antitrust laws. The Community Reinvestment Act includes provisions under which the federal bank regulatory agencies must consider, in connection with applications for certain required approvals, including applications to acquire control of a bank or holding company or to establish a branch, the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities, including those of low and moderate-income borrowers.

FDICIA, among other things, establishes five tiers of capital requirements: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The FDIC has adopted regulations which define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier I risk-based capital ratio (Tier I Capital to risk weighted assets) of 6% or greater, and a Tier I leverage capital ratio (Tier I Capital to total assets) of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. The other categories are identified by descending levels of capitalization. Undercapitalized banks are subject to growth limitations and are required to submit a capital restoration plan. If an undercapitalized bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." Significantly undercapitalized banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. The Bank currently exceeds the regulatory definitions of a well capitalized financial institution.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle Act"), among other things, permits bank holding companies to acquire banks in any state effective September 29, 1995. The Riegle Act contains certain exceptions relative to acquisitions. For example, a holding company may not acquire a bank that has not been in existence for less than a minimum period established by the home state; however, the minimum period cannot exceed five years. The Riegle Act makes a distinction between interstate banking and interstate branching. Under the Riegle Act, banks can merge with banks in another state beginning June 1, 1997, unless a state has adopted a law preventing interstate branching. Under terms of the Riegle-Neal Act, an acquiring bank may not acquire control of more than 10 percent of federal or 30 percent of state total deposits of insured depository institutions. Wisconsin law requires approval by the Division for all acquisitions of Wisconsin banks, whether by an in-state or out-of-state purchaser and requires, in an interstate acquisition, that the acquired bank must have been in existence for at least five years.

Effective July 1, 1996, Wisconsin adopted comprehensive new banking legislation. Among other things, the new law enhances investments powers of state banks by increasing the authority of state banks to make equity investments from 10% to 20% of capital, and expanding the types of equity investments, including additional authority to invest in real estate. These investment powers are subject to regulation and limitation, and in some cases prior approval, of the Division, and also to limitations of FDICIA, which prohibits state banks from acquiring or retaining any equity investments that are not permissible for national banks. The new law also modifies the statutory definition of "capital," which has the effect (generally) of enlarging limitations on loans to one borrower and any other limitations on state banks that are expressed as a percentage of capital, including the investment limits discussed above.

Other Subsidiaries

The Company's two non-bank subsidiaries are also subject to various forms of regulation. To the extent that lending of DACC is funded by loans from one or more Farm Credit Banks, its operations are subject to regulations promulgated by the federal Farm Credit Administration. Currently, the AgriBank, FCB (a wholesale lending cooperative whose primary function is to provide credit to farm service centers) conducts an annual review of DACC's loan portfolio. Also, loans originated by DACC are subject to the same consumer protection regulation that governs loan procedures of the Bank. McDonald is required to operate through individuals licensed as insurance agents in Wisconsin, and is subject to Wisconsin statutes and regulations governing marketing methods, providing minimum requirements for record keeping and mandating other internal procedures.

ITEM 2. DESCRIPTION OF PROPERTY

The following table sets forth certain information relating to the Company's corporate offices and banking facilities, all of which are owned by the Company or its subsidiaries:
                           Approximate
Location                   Square Feet  Principal Uses
------------------------   -----------  ----------------------------
Denmark                         22,000  Principal corporate and banking
Bellevue                        10,000  Branch bank
Maribel                          2,400  Branch bank
Whitelaw                         3,400  Branch bank

Each of the foregoing properties is in good condition and is solely occupied by the Company.

Approximately 75% of the Company's loans are secured by real estate. The Company generally takes a first mortgage in such real estate, which includes residential, agricultural and commercial properties. The Company has a comprehensive loan policy that, among other things, sets acceptable loan-to-value percentages by type of real estate, defines the trade area in which the Company will extend credit and sets acceptable percentage ranges for the mix of the real estate portfolio to ensure sufficient risk diversification. A description of the Company's investment portfolio is contained in the section captioned "Management's Discussion and Analysis" in the Annual Report and is incorporated herein by reference.

In the opinion of management, all of the Company's properties are adequately covered by insurance. In addition to the Company's corporate offices and banking facilities, the Company from time to time acquires real estate upon foreclosure. Such real estate is sold by the Company as soon as practicable after it is acquired.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is a party to any legal proceedings which, individually or in the aggregate, are material to the Company as a whole. From time to time the Company (through its subsidiaries) is involved in routine litigation, including collection matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information contained under the caption "Market Information" in the Quarterly Financial Information section of the Annual Report is incorporated herein by reference. Information concerning restrictions that limit the Company's ability to pay dividends is contained under the caption "Stockholders' Equity" in the Management's Discussion and Analysis section of the Annual Report and is also incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

The information contained in the section captioned "Management's Discussion and Analysis" in the Annual Report is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

The financial statements, including the notes thereto and the independent auditors' report, required by this item are contained in the sections captioned "Consolidated Financial Statements" and "Notes to the Consolidated Financial Statements" in the 1996 Annual Report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

The Company has not, within the 24 months before the date of the most recent financial statements, changed its accountants, nor have there been any disagreements on accounting and financial disclosures.


PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The information contained under the section captioned "Proposal I-Election of Directors" in the Company's proxy statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

Certain information with respect to the Company's other executive officers is set forth below:


Name                AGE  POSITION
------------------------------------------------------------------------------
Dennis J. Heim      37   Mr. Heim has served as Vice President of the Company
                         since 1995. Mr. Heim has also served as Treasurer of the Company and as Vice President of the Bank since
                         January 1993. Mr. Heim has held other positions with the Bank since 1983.

Roger L. Lemmens    47   Mr. Lemmens has served as a Vice President of the
                         Bank since 1991 and prior thereto was an Assistant
                         Vice President of the Bank since 1986. Mr. Lemmens has been a Branch Manager for the Bank since 1988.
                         Mr. Lemmens has also served as a director of the Bank since February 1993. Roger L. Lemmens is the brother of Darrell R. Lemmens, Chairman of the Board and
                         President of the Company.

John P. Olsen       46   Mr. Olsen has served as President of DACC since 1986
                         and as a director of DACC since 1985. Mr. Olsen has served as a Vice President of the Bank since January
                         1993.

David  H. Radue     48   Mr. Radue has served as a director, Vice President
                         and Branch Manager of the Bank since 1986.  Mr. Radue
                         was a director of the Maribel Bank from 1984 until
                         its consolidation with the Bank in 1986.  Mr. Radue
                         has also been a director of DACC since 1986.
Glenn J. Whipp      46   Mr. Whipp has served as a director of the Bank since
                         1983. Mr. Whipp has also been a Vice President and Branch Manager of the Bank since 1984.

ITEM 10. EXECUTIVE COMPENSATION

The information in the Company's proxy statement, prepared for the 1997 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Executive Compensation," is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the Company's proxy statement, prepared for the 1997 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Voting Securities and Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the Company's proxy statement, prepared for the 1997 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Certain Relationships and Related Transactions," is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The "Index to Exhibits" is shown below.

(b) The Company filed no reports on Form 8-K during the fourth quarter of 1996.



INDEX TO EXHIBITS
DENMARK BANCSHARES, INC.
FORM 10-KSB

Exhibit
Number          Description of Exhibit

3.1            Articles  of  Incorporation [Incorporated by reference to
               Exhibit 3.1 to the Company's registration statement on Form S-1 (No. 33-46600), as amended]


3.3 Restated Bylaws [Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (No. 33-46600), as amended]

4.1 Specimen Common Stock Certificate to the [Incorporated by reference to Exhibit 4.1 Company's registration statement on Form S-1 (No. 33-46600), as amended]

11.1           Statement Re Computation Of Per Share Earnings

13.1           Annual Report to Stockholders for the Fiscal Year Ended
               December 31, 1996

21.1           List of Subsidiaries

23.1           Consent of Williams, Young & Associates

27.1           Financial Data Schedule

SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DENMARK BANCSHARES, INC.

                                      By:  /s/ Darrell R. Lemmens
                                           Darrell R. Lemmens,
                                           Chairman of the Board,
                                           President and a Director


                                      Date:  March 25, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


By: /s/ Darrell R. Lemmens          By:  /s/ Dennis J. Heim
    Darrell R. Lemmens,                  Dennis J. Heim,
    Principal Executive Officer,         Vice President, Treasurer, Principal
    Chairman of the Board,               Financial and Accounting Officer
    President and Director

By: /s/ Terese M. Deprey                By: /s/  Mark E. Looker
    Terese M. Deprey,                       Mark E. Looker,
    Director                                Vice President and Director

By: /s/  B. E. Mleziva, DVM             By: /s/  James E. Renier
    B. E. Mleziva, DVM                      James E. Renier,
    Director                                Director

By: /s/  C. J. Stodola                  By: /s/  Norman F. Tauber
    C. J. Stodola,                          Norman F. Tauber,
    Director                                Director

By: /s/  Thomas F. Wall
    Thomas F. Wall,
    Director                            Date:  March 25, 1997