Form 10QSB
period 1997-03-31
DENMARK BANCSHARES INC
filed 1997-05-13
CIK 885531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1997
                                    OR
            [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
                               EXCHANGE ACT
            For the transition period from __________ to __________
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                               Outstanding at
         Class                                  May 8, 1997
      Common Stock                                 27,482
      (no par value)

                            DENMARK BANCSHARES, INC.
                               TABLE OF CONTENTS

                        Quarterly Report On Form 10-QSB
                      For The Quarter Ended March 31, 1997
                                                                        Page No.

PART I.   Financial Information


            Item 1.  Financial Statements

                        Consolidated Statements of Financial Condition        3

                        Consolidated Statements of Income                     4

                        Consolidated Statements of Cash Flows                 5

                        Notes to Consolidated Financial Statements            6

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations            8


Part II.  Other Information

            Item 5.  Other Information                                       10

            Item 6.  Exhibit 27 -- Financial Data Schedule                   11






Signatures                                                                   12

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                            March 31,   December 31,
                                               1997       1996
                                           (UNAUDITED)
Assets                                     -----------   -----------
Cash and due from banks                    $5,190,285    $6,063,954
Federal funds sold                                  0       937,000
Investment securities
  Available-for-sale, at fair value        11,772,889    10,952,446
  Held-to-maturity, at cost                17,771,747    17,667,237
       Total Investment Securities        $29,544,636   $28,619,683
Loans
  Commercial                               45,539,313    45,899,745
  Real estate                             115,078,362   114,169,830
  Installment                              14,923,492    14,590,185
  Other                                       610,702       554,678
       Total Loans                       $176,151,869  $175,214,438
   Allowance for credit losses             (2,585,364)   (2,506,728)
Net Loans                                $173,566,505  $172,707,710

Premises and equipment, net                 2,990,964     2,960,537
Accrued interest receivable                 1,290,273     1,153,231
Other assets                                1,306,221     1,272,161
TOTAL ASSETS                             $213,888,884  $213,714,276
                                         ============  ============
Liabilities
Deposits
  Non-interest bearing                    $12,313,613   $16,077,828
  Interest bearing                        134,059,777   134,338,874
Total Deposits                           $146,373,390  $150,416,702

Federal funds borrowed                      4,261,000             0
Other borrowed funds                       35,248,371    35,912,337
Accrued interest payable                      864,000       929,674
Other liabilities                             895,416       542,426
Total Liabilities                        $187,642,177  $187,801,139
                                         ------------  ------------
Stockholders' Equity
 Common stock, no par value
 authorized 320,000 shares; 27,483
 and 27,486 outstanding respectively      $10,336,295   $10,336,295
 Paid in capital                               37,384        37,384
 Treasury stock                              (171,420)     (167,862)
 Retained earnings                         16,115,817    15,747,969
 Unrealized loss on securities
   available-for-sale                         (71,369)      (40,649)
Total Stockholders' Equity                $26,246,707   $25,913,137
                                         ------------  ------------
  TOTAL LIABILITIES AND EQUITY           $213,888,884  $213,714,276
                                         ============  ============

The accompanying notes are an integral part of these financial statements.

                                  Page 3

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                                     For the Quarter Ended
                                      March 31,  March 31,
                                        1997       1996
Interest Income                     ----------- -----------
 Loans including fees                $3,812,905  $3,404,191
 Investment securities
  Taxable                               198,606     131,534
  Exempt from federal tax               320,660     297,839
 Federal funds sold                       3,855      69,879
                                    ----------- -----------
     Total Interest Income           $4,336,026  $3,903,443
Interest Expense                    ----------- -----------
 Deposits                            $1,588,562  $1,624,144
 Other borrowed funds                   562,228     405,357
                                    ----------- -----------
     Total Interest Expense          $2,150,790  $2,029,501
                                    ----------- -----------
Net interest income                  $2,185,236  $1,873,942
Provision for Credit Losses              87,000      51,000
                                    ----------- -----------
Net after provision                  $2,098,236  $1,822,942

Noninterest Income
 Service fees and commissions          $142,801    $111,001
 Investment security gains                 (113)          0
 Other                                   38,144      36,276
                                    ----------- -----------
     Total Noninterest Income          $180,832    $147,277
                                    ----------- -----------
Noninterest Expense
 Salaries and employee benefits        $878,114    $806,740
 Occupancy expenses                     145,565     146,999
 Data processing expenses                68,012      63,884
 Directors and committee fees            44,570      44,380
 Other operating expenses               204,683     188,360
                                    ----------- -----------
     Total Noninterest Expense       $1,340,944  $1,250,363
                                    ----------- -----------
Income before income taxes             $938,124    $719,856
Income tax expense                      254,222     177,168
                                    ----------- -----------
NET INCOME                             $683,902    $542,688
                                    =========== ===========
NET INCOME PER COMMON SHARE (4)          $24.88      $19.73
                                    =========== ===========

The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                    For the Quarter Ended
                                                           March 31,
                                                        1997       1996
Cash flows from operating activities:               ------------ ------------
  Net Income                                            $683,902     $542,688
Adjustments to reconcile net income to
 net cash provided by operating activities:
    Depreciation                                         $77,666      $72,866
    Provision for credit losses                           87,000       51,000
    Amortization of bond premium                          14,454       12,579
    Accretion of bond discount                          (145,737)    (132,918)
    Loss on sales of investments                             113            0
    Increase in interest receivable                     (137,042)     (35,302)
    (Decrease) increase in interest payable              (65,674)       3,702
    Other, net                                           324,441      293,888
                                                     ------------ ------------
 Net cash provided by operating activities              $839,123     $808,503
                                                     ------------ ------------
Cash flows from investing activities:
 Maturities of held-to-maturity securities               $20,765     $228,811
 Proceeds from sale of available-for-sale securities     445,417      889,953
 Purchases of available-for-sale securities           (1,309,859)  (1,485,500)
 Federal funds sold, net                                 937,000    2,557,000
 Net increase in loans made to customers                (945,795)  (1,325,199)
 Capital expenditures                                   (108,093)     (41,219)
                                                     ------------ ------------
Net cash (used) provided by investing activities       ($960,565)    $823,846
                                                     ------------ ------------
Cash flows from financing activities:
 Net increase in deposits                            ($4,043,312) ($1,845,231)
 Proceeds from sale of treasury stock                          0       10,110
 Purchases of treasury stock                              (3,559)     (16,176)
 Dividends paid                                         (302,390)    (275,150)
 Debt proceeds                                        10,836,238   13,936,743
 Debt repayment                                      (11,500,204) (13,910,000)
 Federal funds purchased, net                          4,261,000            0
                                                     ------------ ------------
Net cash used by financing activities                  ($752,227) ($2,099,704)
                                                     ------------ ------------
Net decrease in cash and cash equivalents               (873,669)    (467,355)

Cash and cash equivalents, beginning                   6,063,954    5,464,693
                                                     ------------ ------------
  CASH & CASH EQUIVALENTS, ENDING                     $5,190,285   $4,997,338
                                                     ============ ============
Supplemental schedule of noncash investing
and financing activities:
    Loans transferred to other real estate                    $0           $0
                                                     ============ ============

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  1 - FINANCIAL STATEMENTS
The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments necessary to present fairly the financial position of Denmark Bancshares, Inc. (the "Company") as of March 31, 1997, and the results of operations and cash flows for the three month period ended March 31, 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB.

NOTE  2 - INVESTMENT SECURITIES
The amortized cost and estimated fair value of securities available-for-sale were as follows:
                                                 March 31, 1997
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ----------- ---------- -----------
U.S. Government agencies            $2,683          $0        $52      $2,631
Mortgage-backed securities           7,768           3         64       7,707
Equity securities                    1,435           0          0       1,435
                               ----------- ----------- ---------- -----------
     Total                         $11,886          $3       $116     $11,773

                                              December 31, 1996
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ----------- ---------- -----------
U.S. Government agencies            $2,121          $0        $41      $2,080
Mortgage-backed securities           7,442           8         30       7,420
Equity securities                    1,453           0          0       1,453
                               ----------- ----------- ---------- -----------
     Total                         $11,016          $8        $71     $10,953

The amortized cost and estimated fair value of securities held-to-maturity were as follows:
                                                March 31, 1997
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ----------- ---------- -----------
State and local governments        $17,772      $1,464        $19     $19,217
                               ----------- ----------- ---------- -----------
     Total                         $17,772      $1,464        $19     $19,217

                                               December 31, 1996
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ----------- ---------- -----------
State and local governments        $17,667      $1,597        $23     $19,241
                               ----------- ----------- ---------- -----------
     Total                         $17,667      $1,597        $23     $19,241

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



The amortized cost and estimated fair values of securities held-to-maturity and securities available-for-sale at March 31, 1997, by maturity are shown below:
                                  Available-for-Sale     Held-to-Maturity
                                             Estimated             Estimated
                                 Amortized      Fair    Amortized     Fair
(In thousands)                      Cost       Value       Cost      Value
                                 -----------  --------- ----------  ---------
Due in 1 year or less                 $2,364     $2,363     $1,156     $1,190
Due from one to five years             4,203      4,120      4,651      5,344
Due from five to ten years             3,407      3,382      6,322      6,796
Due after ten years                      477        473      5,643      5,887
Equity securities                      1,435      1,435          0          0
                                 -----------  --------- ----------  ---------
        Total                        $11,886    $11,773    $17,772    $19,217

Mortgage-backed securities are allocated according to their expected prepayments rather than their contractual maturities.


NOTE  3 - ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for credit losses were as follows:
                                        For the           For the
                                  Three Months Ended     Year Ended
                                  March 31,   March 31, December 31,
                                     1997       1996        1996
                                  ---------- ----------  ----------
Balance, beginning of period      $2,506,728 $2,319,101  $2,319,101
Provision charged to operations       87,000     51,000     210,000
Recoveries                             9,262      9,645      33,826
Charge-offs                          (17,626)    (1,630)    (56,199)
                                  ----------  ---------  ----------
Balance, end of period            $2,585,364 $2,378,116  $2,506,728
                                  ========== ==========  ==========


NOTE  4 - NET INCOME PER SHARE
Net income per share was computed based on the weighted average number of common shares outstanding during the reporting periods.

                            For The Three Month
                            Period Ended March 31,
                               1997         1996
                           -----------  -----------
Weighted Average Shares       27,484       27,508

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights
                                 1st Qtr. 4th Qtr.  3rd Qtr. 2nd Qtr. 1st Qtr.
                                   1997      1996     1996     1996     1996
(In thousands)                   -------- --------  -------- -------- --------
Operating Results
Interest income                    $4,336   $4,183    $4,051   $3,936   $3,903
Interest expense                    2,151    2,069     2,049    2,005    2,029
Net interest income                 2,185    2,114     2,002    1,931    1,874
Provision for credit losses            87       57        51       51       51
Noninterest income                    181      162       173      166      147
Noninterest expense                 1,341    1,193     1,319    1,312    1,250
Net income                            684      680       601      556      543

Per Share Data
Net income per share               $24.88   $24.72    $21.87   $20.20   $19.73

(In thousands)
Financial Condition (1)
Loans                            $176,152 $175,214  $167,464 $161,789 $157,405
Allowance for credit losses         2,585    2,507     2,445    2,384    2,378
Investment securities              29,545   28,620    27,460   25,967   26,050
Assets                            213,889  213,715   202,275  198,123  195,512
Deposits                          146,373  150,417   145,792  143,219  142,973
Other borrowed funds               35,248   35,912    29,518   28,286   26,453
Stockholders' equity               26,247   25,916    25,201   24,898   24,380

Financial Ratios
Return on average equity           10.42%   10.55%     9.54%    8.96%    8.88%
Return on average assets            1.29%    1.32%     1.20%    1.13%    1.12%
Interest rate spread                3.46%    3.40%     3.30%    3.27%    3.19%
Average equity to average
  assets                           12.34%   12.52%    12.55%   12.64%   12.58%
Allowance for credit losses
  to total loans (1)                1.47%    1.43%     1.46%    1.47%    1.51%


(1)  As of the period ending.

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

    Net income for the quarter ended March 31, 1997, was $683,902, or $24.88 per share, an increase of $141,214 or 26%, compared to $542,688, or $19.73 per share, for the corresponding period in 1996. This increase was primarily the result of an increase in net interest income and higher noninterest income, which more than offset increases in the provision for loan losses and noninterest expense.

    Net interest income for the quarter ended March 31, 1997, was $2,185,236, an increase of $311,294 over the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                           Increase (Decrease)
                                             Due to Change In
                                           Average      Average      Total
(In thousands)                             Balance        Rate       Change
Interest income                              $420         $12         $432
Interest expense                              237        (116)         121
                                             ----        -----        ----
Net interest income                          $183        $128         $311

    This increase was primarily attributable to higher volume but was also improved by an increase in interest rate spread. Average earning assets during the first quarter of 1997 increased by $18.5 million and average interest-bearing liabilities increased by $15.5 million compared to the first quarter of 1996. The Company's average interest rate spread was 3.46% during the first quarter of 1997 compared to 3.19% during the quarter ended March 31, 1996. The yield on earning assets increased by nine basis points while the cost of funds declined by eighteen basis points.

    In the first quarter of 1997 the Company's provision for credit losses was $87,000 compared to $51,000 for the first quarter of 1996. Net charge-offs were $8,364 in the first quarter of 1997 compared to net recoveries of $8,015 during the first quarter of 1996.

    Noninterest income for the three months ended March 31, 1997, was $180,832, an increase of $33,555 over the corresponding period in 1996. This increase is primarily the result of an increase of $26,294 in commissions from the sales of annuities, mutual funds, and property insurance and an increase of $5,512 in deposit service charges.

    Noninterest expense increased by $90,581 or 7% during the three months ended March 31, 1997, over the corresponding period in 1996. Salaries and benefits expense increased $71,374 or 9% over the first quarter of 1996. This increase is primarily attributed to the hiring of additional staff members and regular salary increases.

    Return on average assets in the first quarter of 1997 was 1.29%, compared to 1.12% for the corresponding period in 1996. Return on average equity in the first quarter of 1997 was 10.4%, compared to 8.9% in the first quarter of 1996.

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

    Total assets increased by $174,608 between December 31, 1996, and March 31, 1997. Federal funds sold and cash and due from banks decreased by $1,810,669 during the quarter ended March 31, 1997. Investments securities increased by $924,953 and net loans increased by $858,795 during the first quarter.

    The allowance for credit losses increased by $78,636 during the quarter ended March 31, 1997. The allowance equals 1.47% of total loans at March 31, 1997, compared to 1.43% at December 31, 1996. Nonaccrual loans totaled $3,315,009 at March 31, 1997, an increase of $1,646 over December 31, 1996.
The Company's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.9% at March 31, 1997, compared to 2.9% at December 31, 1996. The increase in past due loans is primarily attributed to a loan of $1.2 million that was 32 days past due and required a renewal note for the principal. The note was renewed in April and all amounts due are paid. Excluding this loan, the ratio of past due loans at March 31, 1997, is 3.2%.

    Demand deposits decreased $3,764,215 or 23.4% during the first quarter of 1997. Interest bearing deposits decreased by $279,097 or .2% between December 31, 1996, and March 31, 1997. Total deposits decreased $4,043,312 or 2.7% during the three month period ended March 31, 1997. Management attributes the decrease in demand deposits to a normal seasonal fluctuation. Demand deposits have increased by $1.2 million or 11% since March 31, 1996.

    Other borrowed funds including short-term federal funds borrowed, increased by $3,597,034 or 10% during the first three months of 1997. Additional borrowings were needed to offset the seasonal decline of demand deposits.

    Stockholders' equity increased by $333,570 during the first quarter of 1997 to $26,246,707 as of March 31, 1997. As of March 31, 1997, the Company's leverage ratio was 12.1%, the risk-based core capital ratio was 17.4% and the total risk based capital ratio was 18.7%. The Company and the Bank continue to maintain capital levels well above the regulatory minimum levels.

    On March 25, 1997, the Company's board of directors declared a semiannual $11.50 per share dividend payable on July 1, 1997, to all shareholders of record on June 10, 1997.

PART II -- OTHER INFORMATION

Item 5.  Other Information

    In April 1997, the Bank entered into a branch purchase agreement to acquire the Reedsville Branch of M&I Bank Northeast. The transaction is subject to approval by regulatory agencies. The transaction would provide the Bank approximately $13.5 million in cash, additional loans of approximately
$2.5 million, and the fixed assets associated with the Branch, in consideration of the assumption of almost $20 million of deposits. The acquisition of Reedsville extends the geographic market of the Company in rural Manitowoc County and provides liquidity to the Bank.


                                    Page 10




                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DENMARK BANCSHARES, INC.

 Date:    May 9, 1997         /s/ Darrell R. Lemmens
                              Darrell R. Lemmens,
                              Principal Executive Officer,
                              Chairman of the Board,
                              and President


 Date:    May 9, 1997         /s/ Dennis J. Heim
                              Dennis J. Heim,
                              Vice President and Treasurer,
                              Principal Financial and
                              Accounting Officer