Form 10QSB
period 1997-06-30
DENMARK BANCSHARES INC
filed 1997-08-13
CIK 885531

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 1997
                                       OR
               [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
                                  EXCHANGE ACT
              For the transition period from __________ to __________
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                                                   Outstanding at
            Class                                  August 12, 1997

         Common Stock                                 54,881
         (no par value)

                              DENMARK BANCSHARES, INC.
                                  TABLE OF CONTENTS

                           Quarterly Report On Form 10-QSB
                         For The Quarter Ended June 30, 1997
                                                                       Page No.

  PART I. Financial Information


           Item 1.  Financial Statements

                       Consolidated Statements of Financial Condition        3

                       Consolidated Statements of Income                     4

                       Consolidated Statements of Cash Flows                 5

                       Notes to Consolidated Financial Statements            6

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            8


  Part II. Other Information

           Item 4.  Submission of Matters to Vote of Security Holders       11

           Item 5.  Other Information                                       11

           Item 6.  Exhibit 27 -- Financial Data Schedule






 Signatures                                                                 12


DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                         June 30,     December 31,
                                           1997           1996
                                        (UNAUDITED)
Assets                                  -----------   -----------
  Cash and due from banks                $7,913,339    $6,063,954
  Federal funds sold                        140,000       937,000
  Investment securities
    Available-for-sale, at fair value    12,159,850    10,952,446
    Held-to-maturity, at cost            17,796,376    17,667,237
         Total Investment Securities    $29,956,226   $28,619,683
  Loans
    Commercial                           48,932,773    45,899,745
    Real estate                         119,435,602   114,169,830
    Installment                          14,827,020    14,590,185
    Other                                   744,329       554,678
         Total Loans                   $183,939,724  $175,214,438

    Allowance for credit losses          (2,652,200)   (2,506,728)
  Net Loans                            $181,287,524  $172,707,710
  Premises and equipment, net             2,980,813     2,960,537
  Accrued interest receivable             1,375,514     1,153,231
  Other assets                            1,350,852     1,272,161
  TOTAL ASSETS                         $225,004,268  $213,714,276
                                       ============  ============
Liabilities
  Deposits
    Non-interest bearing                $14,532,418   $16,077,828
    Interest bearing                    142,927,345   134,338,874
   Total Deposits                      $157,459,763  $150,416,702
  Securities sold under
   repurchase agreements                  2,000,000             0
  Other borrowed funds                   36,863,911    35,912,337
  Accrued interest payable                1,011,376       929,674
  Other liabilities                         739,643       542,426
Total Liabilities                      $198,074,693  $187,801,139
                                       ------------  ------------
Stockholders' Equity
 Common stock, no par value
 authorized 320,000 shares; 27,480
 and 27,486 outstanding respectively    $10,336,295   $10,336,295
  Paid in capital                            37,384        37,384
  Treasury stock                           (174,212)     (167,862)
  Retained earnings                      16,747,406    15,747,969
  Unrealized loss on securities
   available-for-sale                       (17,298)      (40,649)
Total Stockholders' Equity              $26,929,575   $25,913,137
                                        -----------   -----------
  TOTAL LIABILITIES AND EQUITY         $225,004,268  $213,714,276
                                       ============  ============

The accompanying notes are an integral part of these financial statements.


                                     Page 3
DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                                   For the Quarter      For the Six Months
                                    Ended June 30,        Ended June 30,
                                    1997       1996      1997       1996
Interest Income               ----------- ----------- ---------- -----------
 Loans including fees          $3,895,558  $3,447,377 $7,708,463  $6,851,568
 Investment securities
  Taxable                         183,931     135,778    382,537     267,312
  Exempt from federal tax         321,874     304,476    642,534     602,315
 Federal funds sold                   391      48,173      4,246     118,052
                              ----------- ----------- ---------- -----------
     Total Interest Income     $4,401,754  $3,935,804 $8,737,780  $7,839,247
Interest Expense              ----------- ----------- ---------- -----------
 Deposits                      $1,655,715  $1,607,791 $3,244,277  $3,231,935
 Other borrowed funds             600,835     397,087  1,163,063     802,444
                              ----------- ----------- ---------- -----------
     Total Interest Expense    $2,256,550  $2,004,878 $4,407,340  $4,034,379
                              ----------- ----------- ---------- -----------
Net interest income            $2,145,204  $1,930,926 $4,330,440  $3,804,868
Provision for Credit Losses        87,000      51,000    174,000     102,000
                              ----------- ----------- ---------- -----------
Net after provision            $2,058,204  $1,879,926 $4,156,440  $3,702,868

Noninterest Income
 Service fees and commissions    $196,117    $129,218   $338,918    $240,219
 Investment security gains              0           0       (113)          0
 Other                             39,276      36,427     77,420      72,703
                              ----------- ----------- ---------- -----------
Total Noninterest Income         $235,393    $165,645   $416,225    $312,922
                              ----------- ----------- ---------- -----------
Noninterest Expense
 Salaries and employee benefits  $907,198    $806,638 $1,785,312  $1,613,378
 Occupancy expenses               142,211     148,654    289,276     295,653
 Data processing expenses          73,819      72,834    141,831     136,718
 Directors and committee fees      54,740      47,500     99,310      91,880
 Other operating expenses         260,970     236,549    464,153     424,909
                              ----------- ----------- ---------- -----------
Total Noninterest Expense      $1,438,938  $1,312,175 $2,779,882  $2,562,538
                              ----------- ----------- ---------- -----------
Income before income taxes       $854,659    $733,396 $1,792,783  $1,453,252
Income tax expense                223,081     177,757    477,303     354,925
                              ----------- ----------- ---------- -----------
NET INCOME                       $631,578    $555,639 $1,315,480  $1,098,327
                              =========== =========== ========== ===========
NET INCOME PER COMMON SHARE (4)    $22.98      $20.20     $47.87      $39.93
                              =========== =========== ========== ===========

The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                    For the Six Months Ended
                                                       June 30,    June 30,
                                                         1997        1996
Cash flows from operating activities:              ------------ -----------
  Net Income                                        $1,315,480   $1,098,327
Adjustments to reconcile net income to
 net cash provided by operating activities:
    Depreciation                                      $155,331     $145,731
    Provision for credit losses                        174,000      102,000
    Amortization of bond premium                        29,788       20,501
    Accretion of bond discount                        (310,334)    (272,025)
    Loss on sales of investments                           113            0
    Increase in interest receivable                   (222,283)     (83,181)
    Increase (decrease) in interest payable             81,702      (10,069)
    Other, net                                          93,473      285,094
                                                    -----------  -----------
 Net cash provided by operating activities          $1,317,270   $1,286,378
                                                    -----------  -----------
Cash flows from investing activities:
 Maturities of held-to-maturity securities            $123,618     $333,976
 Proceeds from sale of available-for-sale securities 1,328,083    1,416,453
 Purchases of held-to-maturity securities                    0     (563,280)
 Purchases of available-for-sale securities         (2,473,059)  (1,399,474)
 Federal funds sold, net                               797,000    4,891,000
 Net increase in loans made to customers            (8,753,815)  (5,839,762)
 Capital expenditures                                 (175,607)    (141,835)
                                                    -----------  -----------
Net cash used investing activities                 ($9,153,780) ($1,302,922)
                                                   ------------ ------------
Cash flows from financing activities:
 Net increase (decrease) in deposits                $7,043,061  ($1,599,093)
 Proceeds from sale of treasury stock                        0       10,110
 Purchases of treasury stock                            (6,350)     (16,176)
 Dividends paid                                       (302,390)    (275,150)
 Debt proceeds                                      12,689,715   20,916,070
 Debt repayment                                    (11,738,141) (19,056,000)
 Securities sold under repurchase agreements         2,000,000            0
                                                    ----------- ------------
Net cash (provided) used by financing activities    $9,685,895     ($20,239)
                                                    ----------- ------------
Net increase (decrease) in cash and cash equivalents 1,849,385      (36,783)
Cash and cash equivalents, beginning                 6,063,954    5,464,693
                                                    ----------- ------------
  CASH & CASH EQUIVALENTS, ENDING                   $7,913,339   $5,427,910
                                                   ============ ============
Supplemental schedule of noncash investing
and financing activities:
    Loans transferred to other real estate                  $0      $85,000
                                                    ===========   ==========

The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC. -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE  1 - FINANCIAL STATEMENTS
The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments necessary to present fairly the financial position of Denmark Bancshares, Inc. (the "Company" as of June 30, 1997, and the results of operations and cash flows for the six month period ended June 30, 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB.

NOTE  2 - INVESTMENT SECURITIES
The amortized cost and estimated fair value of securities available-for-sale were as follows:
                                                June 30, 1997
                                              Gross       Gross    Estimated
                                 Amortized  Unrealized Unrealized     Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ------------ ---------- ----------- ----------
U.S. Government agencies             $2,703         $0          $1     $2,702
Mortgage-backed securities            8,236          6          33      8,209
Equity securities                     1,249          0           0      1,249
                                ---------------------- ----------------------
     Total                          $12,188         $6         $34    $12,160

                                               December 31, 1996
                                              Gross       Gross    Estimated
                                 Amortized  Unrealized Unrealized     Fair
(In thousands)                     Cost       Gains      Losses      Value
                                ----------- ---------- ----------- ----------
U.S. Government agencies             $2,121         $0         $41     $2,080
Mortgage-backed securities           $7,442         $8         $30     $7,420
Equity securities                     1,453          0           0      1,453
                               ------------ ---------- ----------- ----------
     Total                          $11,016         $8         $71    $10,953

The amortized cost and estimated fair value of securities held-to-maturity were as follows:
                                                  June 30, 1997
                                              Gross       Gross    Estimated
                                 Amortized  Unrealized Unrealized     Fair
(In thousands)                     Cost       Gains      Losses      Value
                                -----------  --------- -----------  ---------
State and local governments         $17,796     $1,554          $0    $19,350
                                -----------   -------- -----------   --------
     Total                          $17,796     $1,554          $0    $19,350


                                                 December 31, 1996
                                              Gross       Gross    Estimated
                                 Amortized  Unrealized Unrealized     Fair
(In thousands)                     Cost       Gains      Losses      Value
                                 ----------- --------- ----------- ----------
State and local governments         $17,667     $1,597         $23    $19,241
                                ----------- ---------- ----------- ----------
     Total                          $17,667     $1,597         $23    $19,241

DENMARK BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



The amortized cost and estimated fair values of securities at June 30, 1997 by maturity were as follows:
                                   Available-for-Sale     Held-to-Maturity
                                              Estimated             Estimated
                                  Amortized     Fair     Amortized    Fair
(In thousands)                       Cost       Value      Cost       Value
                                  ----------- --------- ----------- ---------
Due in 1 year or less                  $2,624    $2,626      $1,053    $1,073
Due from one to five years              3,462     3,445       5,759     6,507
Due from five to ten years              3,478     3,464       6,608     7,068
Due after ten years                     1,375     1,376       4,376     4,702
Equity securities                       1,249     1,249           0         0
                                  ----------- --------- ----------- ---------
Total                                 $12,188   $12,160     $17,796   $19,350

Mortgage-backed securities are allocated according to their expected prepayments rather than their contractual maturities.


NOTE  3 - ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for credit losses were as follows:

                                For the Six Months Ended  For the Year Ended
                                         June 30,            December 31,
                                       1997        1996          1996
                                   ----------- -----------    -----------
Balance, beginning of period       $2,506,728  $2,319,101     $2,319,101
Provision charged to operations       174,000     102,000        210,000
Recoveries                             14,155      14,315         33,826
Charge-offs                           (42,683)    (51,886)       (56,199)
                                   ----------- -----------    -----------
Balance, end of period             $2,652,200  $2,383,530     $2,506,728
                                  ===========  ===========    ===========

NOTE  4 - NET INCOME PER SHARE
Net income per share was computed based on the weighted average number of common shares outstanding during the reporting periods.

                                    For the Quarter     For the Six Month
                                     Ended June 30,    Period Ended June 30,
                                     1997       1996     1997       1996
                                   --------   -------- --------   --------
Weighted Average Shares             27,482     27,505   27,483     27,506

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights
                            2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.
                              1997      1997      1996      1996      1996
(In thousands)              --------  --------  --------  --------  --------
Operating Results
Interest income              $4,402    $4,336    $4,183    $4,051    $3,936
Interest expense              2,257     2,151     2,069     2,049     2,005
Net interest income           2,145     2,185     2,114     2,002     1,931
Provision for credit losses      87        87        57        51        51
Noninterest income              235       181       162       173       166
Noninterest expense           1,439     1,341     1,193     1,319     1,312
Net income                      632       684       680       601       556

Per Share Data
Net income per share         $22.98    $24.88    $24.72    $21.87    $20.20

(In thousands)
Financial Condition (1)
Loans                      $183,940  $176,152  $175,214  $167,464  $161,789
Allowance for credit losses   2,652     2,585     2,507     2,445     2,384
Investment securities        29,956    29,545    28,620    27,460    25,967
Assets                      225,004   213,889   213,715   202,275   198,123
Deposits                    157,460   146,373   150,417   145,792   143,219
Other borrowed funds         36,864    35,248    35,912    29,518    28,286
Stockholders' equity         26,930    26,247    25,916    25,201    24,898

Financial Ratios
Return on average equity      9.47%    10.42%    10.55%     9.54%     8.96%
Return on average assets      1.16%     1.29%     1.32%     1.20%     1.13%
Interest rate spread          3.27%     3.46%     3.40%     3.30%     3.27%
Average equity to average
  assets                     12.29%    12.34%    12.52%    12.55%    12.64%
Allowance for credit losses
  to total loans (1)          1.44%     1.47%     1.43%     1.46%     1.47%


(1)  As of the period ending.

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

    Net income for the quarter ended June 30, 1997, was $631,578, or $22.98 per share, an increase of $75,939 or 14%, compared to $555,639, or $20.20 per share, for the corresponding period in 1996. This increase was primarily the result of an increase in net interest income, and higher noninterest income, which more than offset increases in the provision for loan losses and noninterest expense.

    Net interest income for the quarter ended June 30, 1997, was $2,145,204, an increase of $214,278 over the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                                 Increase (Decrease)
                                                   Due to Change In
                                              Average      Average     Total
   (In thousands)                             Balance        Rate      Change
   Interest income                               452          14        466
   Interest expense                              256          (4)       252
                                                 ---          ---       ---
   Net interest income                           196          18        214

    This increase was primarily attributable to higher volume as the interest rate spread was basically unchanged. Average earning assets during the second quarter of 1997 increased by $20.6 million and average interest-bearing liabilities increased by $17.3 million compared to the second quarter of 1996. The Company's average interest rate spread was 3.27% during the second quarter of 1997 compared to 3.27% during the quarter ended June 30, 1996.

    In the second quarter of 1997 the Company's provision for credit losses was $87,000 compared to $51,000 for the second quarter of 1996. Net charge-offs were $36,893 in the second quarter of 1997 compared to net charge-offs of $45,587 during the second quarter of 1996.

Nonninterest income for the three months ended June 30, 1997, was $235,393, an increase of $69,748 over the corresponding period in 1996. This increase is primarily the result of an increase of $66,255 in commissions from the sales of annuities, mutual funds, and property insurance.

Noninterest expense increased by $126,763 or 10% during the three months ended June 30, 1997, over the corresponding period in 1996. Salaries and benefits expense increased $100,561 or 12% over the corresponding period in 1996. This increase is primarily attributed to the hiring of additional staff members and regular salary increases. Printing and supplies expense increased $13,077 compared to the second quarter of 1996. This increase is primarily attributable to expenses related to the acquisition of the Reedsville Branch.

    Return on average assets in the second quarter of 1997 was 1.16%, compared to 1.13% for the corresponding period in 1996. Return on average equity in the second quarter of 1997 was 9.5%, compared to 9.0% for the corresponding period in the prior year.



DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

    Total assets increased by $11,289,992 between December 31, 1996, and June 30, 1997. Federal funds sold and cash and due from banks increased by $1,052,385 during the six months ended June 30, 1997. Investment securities increased by $1,336,543 and net loans increased by $8,579,814 during the first six months.

The allowance for credit losses increased by $145,472 during the six month period ended June 30 1997. The allowance equals 1.44% of total loans at June 30 1997, compared to 1.43% at December 31, 1996. Nonaccrual loans totaled $3,377,583 at June 30 1997, an increase of $64,220 over December 31, 1996. The Company's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 2.8% at June 30, 1997, compared to 2.9% at December 31, 1996.

Demand deposits decreased $1,545,410 or 9.6% during the first six months of 1997. Interest bearing deposits increased by $8,588,471 or 6.4% between December 31, 1996, and June 30, 1997. Total deposits increased $7,043,061 or 4.7% during the six month period ended June 30, 1997. Management attributes the decrease in demand deposits to a normal seasonal fluctuation. The increase in interest bearing deposits includes $5 million of certificates of deposits from a local school district. The funds are expected to be withdrawn over the next sixteen months to fund construction of a new school.

    Other borrowed funds including securities sold under repurchase agreements increased by $2,951,574 or 8.2% during the first six months of 1997. Additional borrowings were needed to offset the seasonal decline of demand deposits and to fund loan growth.

    Stockholders' equity increased by $1,016,438 to $26,929,575 as of June 30, 1997. On March 25, 1997, the Company's board of directors declared a 2-for-1 stock split in the form of a stock dividend at the rate of one share of Common Stock for each share issued, payable on July 1, 1997, to all shareholders of record on June 17, 1997.















                                      Page 10

Part II -- Other Information


Item 4.     Submission of Matters to a Vote of Security Holders

  (a)       The Company held its Annual Meeting of Shareholders on April 22,
            1997.

  (b) Directors elected at the Annual Meeting were James E. Renier, and Thomas F. Wall. Directors whose term of office continued after the meeting were Terese M. DePrey, Darrell R. Lemmens, Mark E. Looker, B.E. Mleziva, D.V.M., C.J. Stodola, and Norman F. Tauber.

  (c) The matters voted upon and the results of the voting were as follows:

      (1) The shareholders elected the following nominees to the Board of Directors to serve a three year term expiring in 2000:

            Nominees                          For     Withheld

            James E. Renier                 24,054       7
            Thomas F. Wall                  24,054       7

      (2) The ratification of the appointment of Williams, Young and Associates, LLC as independent public accountants for the year ending December 31, 1997.

                                      For       Against  Abstain
                                    24,057         1        3


Item 5.     Other Information

    In August 1997, the Bank purchased the Reedsville Branch of M&I Bank Northeast. The transaction provided the Bank approximately $13.5 million in cash, additional loans of approximately $2.3 million, and the fixed assets of approximately $300,000 associated with the Branch, in consideration of the assumption of approximately $19.3 million of deposits. The acquisition of Reedsville extends the geographic market of the Company in rural Manitowoc County and provides liquidity to the Bank.

                                     Signatures



In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 DENMARK BANCSHARES, INC.

    Date:    August 12, 1997     /s/  Darrell R. Lemmens
                                 Darrell R. Lemmens,
                                 Principal Executive Officer,
                                 Chairman of the Board,
                                 and President


    Date:    August 12, 1997      /s/  Dennis J. Heim
                                 Dennis J. Heim,
                                 Vice President and Treasurer,
                                 Principal Financial and
                                 Accounting Officer