Form 10QSB
period 1997-09-30
DENMARK BANCSHARES INC
filed 1997-11-14
CIK 885531

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 1997
                                       OR
               [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
                                  EXCHANGE ACT
              For the transition period from __________ to __________
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

                                      (920) 863-2161
                                (Issuer's telephone number)

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

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                  Outstanding at
          Class                                  November 7, 1997
        Common Stock                                 54,877
       (no par value)

                              DENMARK BANCSHARES, INC.
                                  TABLE OF CONTENTS

                           Quarterly Report On Form 10-QSB
                      For The Quarter Ended September 30, 1997
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


   Part II. Other Information


           Item 6.  Exhibit 27 -- Financial Data Schedule






   Signatures                                                               11


DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                      September 30,  December 31,
                                          1997           1996
                                       (UNAUDITED)
Assets                                 -----------    -----------
 Cash and due from banks                $5,146,939     $6,063,954
 Federal funds sold                      6,117,000        937,000
 Investment securities
   Available-for-sale, at fair value    14,047,839     10,952,446
   Held-to-maturity, at cost            17,934,998     17,667,237
        Total Investment Securities    $31,982,837    $28,619,683
  Loans
   Commercial                           51,252,851     45,899,745
   Real estate                         125,698,905    114,169,830
   Installment                          16,864,923     14,590,185
   Other                                   645,521        554,678
        Total Loans                   $194,462,200   $175,214,438
   Allowance for credit losses          (2,730,124)    (2,506,728)
  Net Loans                           $191,732,076   $172,707,710
  Premises and equipment, net            3,273,215      2,960,537
  Accrued interest receivable            1,497,035      1,153,231
  Other assets                           4,218,167      1,272,161
  TOTAL ASSETS                        $243,967,269   $213,714,276
                                      ============   ============
Liabilities
  Deposits
    Non-interest bearing               $14,862,969    $16,077,828
    Interest bearing                   166,365,457    134,338,874
  Total Deposits                      $181,228,426   $150,416,702
  Securities sold under
    repurchase agreements                1,806,006              0
  Other borrowed funds                  31,581,201     35,912,337
  Accrued interest payable               1,354,563        929,674
  Other liabilities                        926,598        542,426
Total Liabilities                     $216,896,794   $187,801,139
                                      ------------   ------------
Stockholders' Equity
 Common stock, no par value
 authorized 320,000 shares; 54,879
 and 54,972 outstanding respectively   $10,336,295    $10,336,295
  Paid in capital                           37,384         37,384
  Treasury stock                          (233,152)      (167,862)
  Retained earnings                     16,964,382     15,747,969
  Unrealized loss on securities
   available-for-sale                      (34,434)       (40,649)
Total Stockholders' Equity             $27,070,475    $25,913,137
                                       -----------    -----------
  TOTAL LIABILITIES AND EQUITY        $243,967,269   $213,714,276
                                      ============   ============
The accompanying notes are an integral part of these financial statements.

                                    Page 3
DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                                   For the Quarter       For the Nine Months
                                 Ended September 30,     Ended September 30,
                                    1997       1996        1997       1996
Interest Income                 ---------- ----------  -----------  -----------
 Loans including fees           $4,144,847 $3,563,706  $11,853,310  $10,415,274
    Investment securities
     Taxable                       197,179    144,736      579,716      412,048
     Exempt from federal tax       325,017    317,937      967,551      920,252
    Federal funds sold              68,417     24,298       72,663      142,350
                                ---------- ----------  -----------  -----------
      Total Interest Income     $4,735,460 $4,050,677  $13,473,240  $11,889,924
Interest Expense                ---------- ----------  -----------  -----------
 Deposits                       $1,975,113 $1,623,178   $5,219,390   $4,855,113
 Other borrowed funds              533,111    425,404    1,696,174    1,227,848
                                ---------- ----------  -----------  -----------
     Total Interest Expense     $2,508,224 $2,048,582   $6,915,564   $6,082,961
                                ---------- ----------  -----------  -----------
Net interest income             $2,227,236 $2,002,095   $6,557,676   $5,806,963
Provision for Credit Losses         87,000     51,000      261,000      153,000
                                ---------- ----------  -----------  -----------
Net after provision             $2,140,236 $1,951,095   $6,296,676   $5,653,963

Noninterest Income
 Service fees and commissions     $164,558   $141,993     $503,476     $382,212
 Investment security gains               0          0         (113)           0
 Other                              35,311     30,540      112,731      103,243
                                  -------- ----------  -----------  -----------
Total Noninterest Income          $199,869   $172,533     $616,094     $485,455
                                  -------- ----------  -----------  -----------
Noninterest Expense
 Salaries and employee benefits   $960,003   $841,992   $2,745,315   $2,455,370
 Occupancy expenses                148,530    153,261      437,806      448,914
 Data processing expenses           83,792     68,894      225,623      205,612
 Directors and committee fees       46,120     43,640      145,430      135,520
 Other operating expenses          386,108    211,229      850,261      636,138
                                  -------- ----------  -----------  -----------
Total Noninterest Expense       $1,624,553 $1,319,016   $4,404,435   $3,881,554
                                ---------- ----------  -----------  -----------
Income before income taxes        $715,552   $804,612   $2,508,335   $2,257,864
Income tax expense                 169,302    203,206      646,605      558,131
                                 --------- ----------  -----------  -----------
NET INCOME                        $546,250   $601,406   $1,861,730   $1,699,733
                                  ======== ==========  ===========  ===========
NET INCOME PER COMMON SHARE (4)      $9.95     $10.93       $33.88       $30.90
                                  ======== ==========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                      For the Nine Months Ended
                                                            September 30,
                                                           1997        1996
Cash flows from operating activities:                  ----------   ----------
  Net Income                                           $1,861,730   $1,699,733
Adjustments to reconcile net income to
 net cash provided by operating activities:
    Depreciation                                         $232,997     $218,597
    Provision for credit losses                           261,000      153,000
    Amortization of intangibles                            46,657        3,517
    Amortization of bond premium                           44,081       28,756
    Accretion of bond discount                           (471,985)    (424,915)
    Loss on sale of other real estate                           0        7,909
    Loss on sales of investments                              113            0
    Increase in interest receivable                      (333,151)    (121,977)
    Increase in interest payable                          210,311       35,937
    Other, net                                            238,586      256,465
                                                       ----------   ----------
Net cash provided by operating activities              $2,090,339   $1,857,022
                                                       ----------   ----------
Cash flows from investing activities:
 Maturities of held-to-maturity securities               $295,757     $489,826
 Proceeds from sale of available-for-sale securities    1,548,780    1,556,918
 Purchases of held-to-maturity securities                (180,000)    (971,724)
 Purchases of available-for-sale securities            (4,588,516)  (2,620,350)
 Federal funds sold, net                               (5,180,000)   6,977,091
 Net increase in loans made to customers              (16,975,654) (11,503,270)
 Capital expenditures                                    (238,425)    (190,300)
 Net cash received from acquisition of branch bank     13,786,977            0
                                                      -----------   ----------
Net cash used by investing activities                ($11,531,081) ($6,261,809)
                                                      -----------   ----------
Cash flows from financing activities:
 Net increase in deposits                             $11,732,581     $974,298
 Proceeds from sale of treasury stock                           0       10,110
 Purchases of treasury stock                              (65,291)     (21,836)
 Dividends paid                                          (618,433)    (563,953)
 Debt proceeds                                         14,233,102   25,439,768
 Debt repayment                                       (18,564,237) (22,868,000)
 Securities sold under repurchase agreement             1,806,006      520,000
                                                      -----------  -----------
Net cash provided by financing activities              $8,523,728   $3,490,387
                                                       ----------   ----------
Net decrease in cash and cash equivalents                (917,014)    (914,400)
Cash and cash equivalents, beginning                    6,063,954    5,464,693
                                                       ----------   ----------
  CASH & CASH EQUIVALENTS, ENDING                      $5,146,940   $4,550,293
                                                       ==========   ==========
Supplemental schedule of noncash investing
and financing activities:
Acquisition of branch bank
 Loans                                                 $2,309,712
 Capital expenditures                                     307,250
 Intangibles and other assets net of other liabilities  2,675,204
 Deposits Assumed                                     (19,079,143)
                                                      ------------
 Net cash received from acquisition of branch bank    (13,786,977)
                                                      ============

Loans transferred to other real estate                         $0      $85,000
                                                          =======      =======

   The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE  1 - FINANCIAL STATEMENTS
The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments necessary to present fairly the financial position of Denmark Bancshares, Inc. (the "Company" as of September 30, 1997, and the results of operations and cash flows for the nine month period ended September 30, 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB.

NOTE  2 - INVESTMENT SECURITIES
The amortized cost and estimated fair value of securities available-for-sale were as follows:
                                               September 30, 1997
                                                Gross       Gross    Estimated
                                   Amortized  Unrealized  Unrealized     Fair
(In thousands)                        Cost       Gains      Losses      Value
                                   --------- ------------ --------- -----------
U.S. Government agencies             $2,723         $0         $70     $2,653
Mortgage-backed securities            7,643         31          13      7,661
Equity securities                     3,734          0           0      3,734
                                   --------- ------------ --------- -----------
     Total                          $14,100        $31         $83    $14,048

                                                December 31, 1996
                                                Gross       Gross    Estimated
                                   Amortized  Unrealized  Unrealized     Fair
(In thousands)                        Cost       Gains      Losses      Value
                                   --------- ------------ ---------- ----------
U.S. Government agencies             $2,121         $0         $41     $2,080
Mortgage-backed securities            7,442          8          30      7,420
Equity securities                     1,453          0           0      1,453
                                   --------- ------------ --------- -----------
     Total                          $11,016         $8         $71    $10,953

The amortized cost and estimated fair value of securities held-to-maturity were as follows:
                                               September 30, 1997
                                                Gross       Gross    Estimated
                                   Amortized  Unrealized  Unrealized    Fair
(In thousands)                       Cost       Gains       Losses     Value
                                  ---------- ----------- ---------- -----------
State and local governments         $17,935     $1,615          $0    $19,550
                                  ---------- ----------- ---------- -----------
     Total                          $17,935     $1,615          $0    $19,550

                                               December 31, 1996
                                                Gross       Gross    Estimated
                                   Amortized  Unrealized  Unrealized    Fair
(In thousands)                       Cost       Gains       Losses     Value
                                  ---------- ----------- ---------- ----------
State and local governments         $17,667     $1,597         $23    $19,241
                                  ---------- ----------- ---------- ----------
     Total                          $17,667     $1,597         $23    $19,241

DENMARK BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


The amortized cost and estimated fair values of securities at September 30, 1997 by maturity were as follows:
                                 Available-for-Sale       Held-to-Maturity
                                              Estimated               Estimated
                                Amortized       Fair        Amortized    Fair
(In thousands)                      Cost        Value         Cost       Value
                               -----------  -----------  -----------  ---------
Due in 1 year or less              $3,743       $3,674         $946       $951
Due from one to five years          1,885        1,877          649        689
Due from five to ten years          4,461        4,485        5,116      5,808
Due after ten years                   277          278        7,118      7,682
Equity securities                   3,734        3,734        4,106      4,420
                               -----------  -----------  -----------  ---------
        Total                     $14,100      $14,048      $17,935    $19,550

Mortgage-backed securities are allocated according to their expected prepayments rather than their contractual maturities.


NOTE  3 - ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for credit losses were as follows:

                                 For the Nine Months Ended  For the Year Ended
                                        September 30,         December 31,
                                      1997          1996          1996
                                   -----------   -----------   -----------
Balance, beginning of period       $2,506,728    $2,319,101    $2,319,101
Provision charged to operations       261,000       153,000       210,000
Recoveries                             20,280        25,693        33,826
Charge-offs                           (57,884)      (52,498)      (56,199)
                                   -----------   -----------   -----------
Balance, end of period             $2,730,124    $2,445,296    $2,506,728
                                   ===========   ===========   ===========


NOTE  4 - NET INCOME PER SHARE (1)
Net income per share was computed based on the weighted average number of common shares outstanding during the reporting periods.

                                 For the Quarter Ended     For the Nine Period
                                    September 30,          Ended September 30,
                                    1997         1996         1997       1996
                                  --------     --------     --------   --------
Weighted Average Shares (1)        54,900       55,002       54,944     55,009

(1) Restated to reflect the 2-for-1 stock split in the form of a stock dividend paid on July 1, 1997.

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights
                                 3rd Qtr. 2nd Qtr.  1st Qtr. 4th Qtr. 3rd Qtr.
                                     1997     1997      1997     1996     1996
(In thousands)                  --------- -------- --------- -------- ---------
Operating Results
Interest income                  $4,735    $4,402    $4,336    $4,183    $4,051
Interest expense                  2,508     2,257     2,151     2,069     2,049
Net interest income               2,227     2,145     2,185     2,114     2,002
Provision for credit losses          87        87        87        57        51
Noninterest income                  200       235       181       162       173
Noninterest expense               1,625     1,439     1,341     1,193     1,319
Net income                          546       632       684       680       601

Per Share Data
Net income per share              $9.95    $11.49    $12.44    $12.36    $10.93

(In thousands)
Financial Condition (1)
Loans                          $194,462  $183,940  $176,152  $175,214  $167,464
Allowance for credit losses       2,730     2,652     2,585     2,507     2,445
Investment securities            31,983    29,956    29,545    28,620    27,460
Assets                          243,967   225,004   213,889   213,714   202,275
Deposits                        181,228   157,460   146,373   150,417   145,792
Other borrowed funds             33,387    36,864    35,248    35,912    29,518
Stockholders' equity             27,070    26,930    26,247    25,913    25,201

Financial Ratios
Return on average equity          8.04%     9.47%    10.42%    10.55%     9.54%
Return on average assets          0.93%     1.16%     1.29%     1.32%     1.20%
Interest rate spread              3.17%     3.27%     3.46%     3.40%     3.30%
Average equity to average assets 11.53%    12.29%    12.34%    12.52%    12.55%
Allowance for credit losses
  to total loans (1)              1.40%     1.44%     1.47%     1.43%     1.46%



(1)  As of the period ending.

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

    Net income for the quarter ended September 30, 1997, was $546,250, or $9.95 per share, a decrease of $55,156 or 9%, compared to $601,406, or $10.93 per share, for the corresponding period in 1996. This decrease was primarily the result of higher noninterest expense related to the acquisition of the Reedsville Branch of M&I Bank Northeast.

    Net interest income for the quarter ended September 30, 1997, was $2,140,236 an increase of $225,141 over the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                              Increase (Decrease)
                                                Due to Change In
                                           Average      Average     Total
(In thousands)                             Balance        Rate      Change
Interest income                               650          35        685
Interest expense                              429          31        460
                                              ---          --        ---
Net interest income                           221           4        225

    This increase was primarily attributable to higher volume as average earning assets during the third quarter of 1997 increased by $32.3 million and average interest-bearing liabilities increased by $30.9 million compared to the third quarter of 1996. The Company's average interest rate spread was 3.17% during the third quarter of 1997 compared to 3.29% during the quarter ended September 30, 1996. The yield on earning assets increased by two basis points while the cost of funds increased by fourteen basis points.

    In the third quarter of 1997 the Company's provision for credit losses was $87,000 compared to $51,000 for the third quarter of 1996. Net charge-offs were $9,075 in the third quarter of 1997 compared to net recoveries of $10,766 during the third quarter of 1996.

    Noninterest income for the three months ended September 30, 1997, was $199,869, an increase of $27,336 over the corresponding period in 1996. This increase is primarily the result of an increase of $22,697 in commissions from the sales of annuities, mutual funds, and property insurance and an increase of $4,925 in appraisal fees.

    Noninterest expense increased by $305,537 or 23% during the three months ended September 30, 1997, over the corresponding period in 1996. Salaries and benefits expense increased $118,011 or 14% over the corresponding period in 1996. This increase is primarily attributed to the hiring of additional staff members and regular salary increases. Legal and professional fees increased $59,958 primarily due to costs incurred to acquire the Reedsville Branch.


                                      9

Amortization of intangibles expense increased by $36,004 as a result of the write-down of intangible assets related to the acquisitions of the branch bank and the insurance agency. In connection with the acquisition, the Company recorded goodwill of $2,885,866, which is being amortized over fifteen years. Printing and supplies expense increased $32,482 compared to the third quarter of 1996. This increase is primarily attributable to expenses related to the acquisition of the Reedsville Branch.

    Return on average assets in the third quarter of 1997 was .93%, compared to 1.20% for the corresponding period in 1996. Return on average equity in the third quarter of 1997 was 8.0%, compared to 9.5% for the corresponding period in the prior year.


Financial Condition

    Total assets increased by $30,252,993 between December 31, 1996, and September 30, 1997. Federal funds sold increased by $5,180,000 during the nine months ended September 30, 1997. Investments securities increased by $3,363,154 and net loans increased by $19,024,366 during the first nine months. The acquisition of the Reedsville Branch of M&I Bank Northeast, which was completed during the third quarter of 1997, provided the Bank approximately $13.8 million in cash, additional loans of approximately $2.3 million, and the fixed assets of approximately $300,000 associated with the Branch, in consideration of the assumption of approximately $19.1 million of deposits. Other assets increased by $2,946,006 primarily as a result of the intangible assets associated with the acquisition of the Branch.

    The allowance for credit losses increased by $223,396 during the nine months ended September 30, 1997. The allowance equals 1.40% of total loans at September 30 1997, compared to 1.43% at December 31, 1996. Nonaccrual loans totaled $4,128,127 at September 30 1997, an increase of $814,764 over December 31, 1996. The increase in nonaccrual loans is attributed to one commercial loan of approximately $313,000 and several smaller loans. Management considers these lines well collateralized. The Company's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.2% at September 30, 1997, compared to 2.9% at December 31, 1996.

    Demand deposits decreased $1,214,859 or 7.6% during the first nine months of 1997. Interest bearing deposits increased by $32,026,583 or 23.8% between December 31, 1996, and September 30, 1997. Total deposits increased $30,811,724 or 20.5% during the nine month period ended September 30, 1997. The Bank assumed $19.1 million of deposit liabilities with the acquisition of the Branch. Management attributes the decrease in demand deposits to a normal seasonal fluctuation. The increase in interest bearing deposits includes
$5 million of certificates of deposit from a local school district. The funds are expected to be withdrawn over the next fifteen months to fund construction of a new school.

    Other borrowed funds including securities sold under repurchase agreements decreased by $2,525,130 or 7.0% during the first nine months of 1997. Cash received in consideration for the assumption of deposit liabilities of the acquired Branch was used in part to reduce other borrowed funds.

    Stockholders' equity increased by $1,157,338 to $27,070,475 as of September 30, 1997. On September 24, 1997, the Company's board of directors declared a semiannual $6.00 per share dividend payable on January 2, 1998, to all shareholders of record on December 9, 1997.

DENMARK BANCSHARES. INC.

Part II - Other Information

      Item 6. Exhibits  -- Exhibit 27 -- Financial Data Schedule





                                  Signatures



In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 DENMARK BANCSHARES, INC.

    Date:    November 10, 1997   /s/  Darrell R. Lemmens
                                 Darrell R. Lemmens,
                                 Principal Executive Officer,
                                 Chairman of the Board,
                                 and President


    Date:    November 10, 1997    /s/  Dennis J. Heim
                                 Dennis J. Heim,
                                 Vice President and Treasurer,
                                 Principal Financial and
                                 Accounting Officer