Form 10KSB40
period 1997-12-31
DENMARK BANCSHARES INC
filed 1998-03-30
CIK 885531

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-KSB
              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                      OR
            [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________
                        Commission file number 0-21554
                           DENMARK BANCSHARES, INC.
                (Name of small business issuer in its charter)
         Wisconsin                                         39-1472124
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

             103 East Main Street, Denmark, Wisconsin  54208-0130
                   (Address of principal executive offices)
                                (920) 863-2161
                          (Issuer's telephone number)
     Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                Yes  X   No ___
          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   [ X]

          Gross revenues of the issuer for the year ended December 31, 1997, were $19.3 million.
          The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 2, 1998, was $32,717,455 (44,635 shares at $733.00 per share).

                    (APPLICABLE ONLY TO CORPORATE ISSUERS)
            As of March 2, 1998, there were 54,873 shares of the issuer's Common Stock (no par value) issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                           Part of Form 10-KSB into Which
                                              Portions of Documents are
             Documents                              Incorporated

Annual Report to Shareholders for
 the fiscal year ended December 31, 1997            Parts I and II

 Proxy Statement for Annual Meeting
 of Shareholders on April 28, 1998                     Part III

                           DENMARK BANCSHARES, INC.
                                                           Page No.
        PART I
             Item 1.  Description of Business                   3
             Item 2.  Description of Property                   7
             Item 3.  Legal Proceedings                         7
             Item 4.  Submission of Matters to a Vote of
                      Security Holders                          7
        PART II
             Item 5.  Market for Common Equity and Related
                      Stockholder Matters                       7
             Item 6.  Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                     7
             Item 7.  Financial Statements                      8
             Item 8.  Changes in and Disagreements With
                      Accountants on Accounting and
                      Financial Disclosure                      8
        PART III
             Item 9.  Directors and Executive Officers          8
             Item 10. Executive Compensation                    8
             Item 11. Security Ownership of Certain
                      Beneficial Owners and Management          9
             Item 12. Certain Relationships and Related
                      Transactions                              9
             Item 13. Exhibits and Reports on Form 8-K          9

        SIGNATURES                                             10


                                    PART I
ITEM 1. DESCRIPTION OF BUSINESS
History and General Business of the Company
Denmark Bancshares, Inc. ("Company") was formed in 1983 as a Wisconsin bank holding company for the purpose of acquiring and holding the Common Stock of the Denmark State Bank ("Bank"). The holding company was formed to allow the Bank to expand its line of financial products, enabling it to compete with
other financial institutions.   The Company acquired the Bank in 1983 through
an exchange offer for shares of the Bank. On August 4, 1997, the Bank purchased the assets and assumed the liabilities of the Reedsville Branch of M&I Bank Northeast. The Company's subsidiaries are the Bank, Denmark Agricultural Credit Corporation ("DACC"), which offers certain types of farm credit, and the McDonald-Zeamer Insurance Agency, Inc. ("McDonald"), which sells a full line of insurance products. Unless the context otherwise requires, when used herein the term "Company" refers to Denmark Bancshares, Inc. and all of its subsidiaries.

THE BANK

The Bank offers a full line of retail banking services, including checking, time deposits of various types, loans for business, real estate and personal use, and other miscellaneous banking services. The Bank employs two experienced investment representatives that provide financial planning and sell annuities, mutual funds and other investment securities. The Bank has five offices, serving primarily Kewaunee, Brown and Manitowoc Counties. The Bank also has six automated teller machines at various locations throughout its market area. The Bank also offers telephone banking 24 hours a day. This service allows customers to transfer funds between deposit accounts and inquire about their balances or recent transaction activity as well as providing information about current interest rates.

No significant portion of the loan portfolio of the Bank is concentrated in one individual or group of individuals, and management believes that the portfolio's industry weighting is prudent. Seasonal factors do not materially affect the size or quality of the loan portfolio of the Bank. Set forth below is a schedule of the concentration of the Company's loans, including loans of the Bank and DACC, at December 31, 1997:
                                                       Amounts
                                                          in
                                                      Thousands
                                                   ------------
                Agriculture Related  ..........      $45,477
                Commercial  ...................       62,438
                Residential Mortgage ..........       66,394
                Construction ..................        7,971
                Installment ...................       16,623
                Other                                    656
                                                   ------------
                     Total Loans  .............     $199,559
                                                   ============
DENMARK AGRICULTURAL CREDIT CORPORATION

DACC commenced business in 1986 to provide a source of funds for farm loans and to provide a source of liquidity for the Bank. As of the close of the fiscal year, DACC had lines of working capital credit in the aggregate amount of $31,000,000, including $24,000,000 from the AgriBank, FCB and $7,000,000 from a private lending institution. DACC originates loans and purchases loans exclusively from the Bank. In 1997, DACC purchased agricultural loans totaling $406,847 from the Bank and at December 31, 1997, held agricultural loans totaling $26,879,477. In 1997 the net income of DACC was equal to 18.18% of the consolidated net income of the Company.

INSURANCE SUBSIDIARY

McDonald sells life, health, casualty, auto and all other general types of insurance, and performs certified residential appraisals for the Bank. In 1996, McDonald purchased the Zeamer Insurance Agency. To date, the operations of McDonald have not represented a material portion of the consolidated operating results of the Company.

AREAS SERVICED BY THE COMPANY; COMPETITION

The Company serves Kewaunee, Brown and Manitowoc Counties, including the villages of Denmark, Maribel and Reedsville, Whitelaw and the town of Bellevue. The population of the Bank's primary service area is approximately 15,000. The local economy of the area served is based on agriculture and light industry but the extended service area has a generally diversified economy. Extreme competition exists in obtaining new deposits and loans. The Company faces intense competition from other banks, savings and loan, credit unions, insurance agencies, and securities brokerage firms. Many of the Company's competitors are larger and have significantly greater financial resources than the Company.

Employees of the Company

At December 31, 1997, the Bank had 80 full-time equivalent employees; McDonald has five full-time employees. The Company considers its relationship with its employees to be excellent.

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

Effective July 1, 1996, Wisconsin adopted comprehensive new banking legislation. Among other things, the new law enhances investment powers of state banks by increasing the authority of state banks to make equity investments from 10% to 20% of capital, and expanding the types of equity investments, including additional authority to invest in real estate. These investment powers are subject to regulation and limitation, and in some cases prior approval, of the Division, and also to limitations of FDICIA, which prohibits state banks from acquiring or retaining any equity investments that are not permissible for national banks. The new law also modifies the statutory definition of "capital," which has the effect (generally) of easing limitations on loans to one borrower and any other limitations on state banks that are expressed as a percentage of capital, including the investment limits discussed above.

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

ITEM 2. DESCRIPTION OF PROPERTY

The following table sets forth certain information relating to the Company's corporate offices and banking facilities, all of which are owned by the Company or its subsidiaries:
                         Approximate
            Location     Square Feet  Principal Uses
            ------------ ------------ --------------
            Denmark         22,000     Principal corporate and banking offices
            Bellevue        10,000     Branch bank
            Maribel          2,400     Branch bank
            Reedsville       3,700     Branch bank
            Whitelaw         3,400     Branch bank

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements, including the notes thereto and the independent auditors' report, required by this item are contained in the sections captioned "Consolidated Financial Statements" and "Notes to the Consolidated Financial Statements" in the 1997 Annual Report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not, within the 24 months before the date of the most recent financial statements, changed its accountants, nor have there been any disagreements on accounting and financial disclosures.

                                   PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The information contained under the section captioned "Proposal I-Election of Directors" in the Company's proxy statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

Certain information with respect to the Company's other executive officers is set forth below:

 NAME               AGE     POSITION

 Dennis J. Heim        38   Mr. Heim has served as Vice President of the
                            Company since 1995. Mr. Heim has also served as Treasurer of the Company and as Vice President of the Bank since January 1993. Mr. Heim has held other positions with the Bank since 1983.

 Roger L. Lemmens      48   Mr. Lemmens has served as a Vice President of
                            the Bank since 1991 and prior thereto was an Assistant Vice President of the Bank since 1986.
                            Mr. Lemmens has been a Branch Manager for the Bank since 1988. Mr. Lemmens has also served as a director of the Bank since February 1993.
                            Roger L. Lemmens is the brother of Darrell R.
                            Lemmens, Chairman of the Board and President of the Company.

 John P. Olsen         47   Mr. Olsen has served as President of DACC since
                            1986, as treasurer since 1996 and as a director of DACC since 1985. Mr. Olsen has served as a Vice President of the Bank since January 1993.

 David  H. Radue       49   Mr. Radue has served as a director, Vice
                            President and Branch Manager of the Bank since
                            1986.  Mr. Radue was a director of the Maribel
                            Bank from 1984 until its consolidation with the Bank in 1986. Mr. Radue has also been a director of DACC since 1986.

 Glenn J. Whipp        47   Mr. Whipp has served as a director of the Bank
                            since 1983.  Mr. Whipp has also been a Vice
                            President and Branch Manager of the Bank since
                            1984.

ITEM 10. EXECUTIVE COMPENSATION

The information in the Company's proxy statement, prepared for the 1998 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Executive Compensation," is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the Company's proxy statement, prepared for the 1998 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Voting Securities and Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the Company's proxy statement, prepared for the 1998 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Certain Relationships and Related Transactions," is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The "Index to Exhibits" is shown below.
(b) The Company filed no reports on Form 8-K during the fourth quarter of 1997.

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

          3.3 Restated Bylaws [Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (No.
                33-46600), as amended]

          4.1   Specimen Common Stock Certificate
                [Incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-1 (No. 33-46600), as amended]

         11.1   Statement Re Computation of Per Share
                Earnings

         13.1   Annual Report to Shareholders for the
                Fiscal Year Ended December 31, 1997

         21.1   List of Subsidiaries

         23.1   Consent of Williams, Young & Associates

         27.1   Financial Data Schedule

                                  SIGNATURES
     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DENMARK BANCSHARES, INC.

                                   By: /s/ Darrell R. Lemmens
                                       Darrell R. Lemmens,
                                       Chairman of the Board,
                                       President and a Director

                                   Date:  March 24, 1998

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:   /s/ Darrell R. Lemmens            By:  /s/ Dennis J. Heim
     Darrell R. Lemmens,                    Dennis J. Heim,
     Principal Executive Officer,           Vice President, Treasurer,
     Chairman of the Board,                 Principal Financial and
     President and Director                 Accounting Officer

 By:  /s/ Terese M. Deprey              By:  /s/  Mark E. Looker
     Terese M. Deprey,                      Mark E. Looker,
     Secretary and Director                 Vice President and Director

 By:  /s/  B. E. Mleziva, DVM            By: /s/  James E. Renier
     B. E. Mleziva, DVM                     James E. Renier,
     Director                               Director

 By:  /s/  C. J. Stodola                 By: /s/  Norman F. Tauber
      C. J. Stodola,                         Norman F. Tauber,
      Director                               Director

 By:  /s/  Thomas F. Wall
     Thomas F. Wall,
     Director
                                             Date:  March 24, 1998