Form 10-Q
period 1998-03-31
DENMARK BANCSHARES INC
filed 1998-04-30
CIK 885531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1998
                                    OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to __________

                         Commission file number  0-21554

                            DENMARK BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

               Wisconsin                               39-1472124
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

              103 East Main Street, Denmark, Wisconsin  54208-0130
                     (Address of principal executive offices)

                                   (920) 863-2161
               (Registrant's telephone number, including area code)

 ___________________________________________________________________________
 (Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
         Class                                  April 28, 1998
      Common Stock                                  54,871
     (no par value)



                           DENMARK BANCSHARES, INC.
                               TABLE OF CONTENTS


                         Quarterly Report On Form 10-Q
                     For The Quarter Ended March 31, 1998
                                                                      Page No.

PART I. Financial Information


        Item 1.  Financial Statements

              Consolidated Statements of Financial Condition                3

              Consolidated Statements of Income and Comprehensive Income    4

              Consolidated Statements of Cash Flows                         5

              Notes to Consolidated Financial Statements                    6

        Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             8


Part II. Other Information

        Item 6.  Exhibit 27 -- Financial Data Schedule                     11






Signatures                                                                 12


DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                        March 31,   December 31,
                                          1998         1997
                                       (UNAUDITED)
Assets                                ------------- -------------
  Cash and due from banks                $5,160,918    $7,019,405
  Federal funds sold                      5,891,000     7,112,000
  Investment securities
    Available-for-sale, at fair value    14,424,098    14,686,550
    Held-to-maturity, at cost            17,492,342    17,139,353
         Total Investment Securities    $31,916,440   $31,825,903
  Loans
    Commercial                           56,287,392    53,902,888
    Real estate                         128,702,059   128,376,524
    Installment                          16,537,471    16,623,280
    Other                                   757,243       656,280
         Total Loans                   $202,284,165  $199,558,972

    Allowance for credit losses          (2,907,906)   (2,825,921)
  Net Loans                            $199,376,259  $196,733,051

  Premises and equipment, net             3,216,710     3,277,168
  Accrued interest receivable             1,412,225     1,388,253
  Other assets                            4,293,712     4,318,200

  TOTAL ASSETS                         $251,267,264  $251,673,980
                                      ============= =============
Liabilities

  Deposits
    Non-interest bearing                $16,635,937   $19,494,350
    Interest bearing                    171,876,989   169,634,759
  Total Deposits                       $188,512,926  $189,129,109

  Other borrowed funds                  $32,258,167   $32,772,251
  Accrued interest payable                1,376,797     1,419,470
  Other liabilities                         988,200       614,076

Total Liabilities                      $223,136,090  $223,934,906
                                      ------------- -------------
Stockholders' Equity
  Common stock, no par value
   authorized 320,000 shares; 54,873
   and 54,875 outstanding respectively  $10,336,295   $10,336,295
  Paid in capital                            37,384        37,384
  Treasury stock                           (237,524)     (236,058)
  Retained earnings                      17,990,997    17,653,233
  Accumulated other comprehensive income
  Unrealized gains (losses) on securities     4,022       (51,780)
                                        -----------   ------------
Total Stockholders' Equity              $28,131,174   $27,739,074
                                       ------------  -------------
  TOTAL LIABILITIES AND EQUITY         $251,267,264  $251,673,980
                                       ============= =============

The accompanying notes are an integral part of these financial statements.

                                     Page 3

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                                        For the Quarter Ended
                                        March 31,   March 31,
                                           1998        1997
Interest Income                        ----------- -----------
 Loans including fees                   $4,348,412  $3,812,905
 Interest and dividends on
  investment securities
  Taxable                                  249,502     198,606
  Exempt from federal tax                  304,836     320,660
 Federal funds sold                         98,115       3,855
                                       ----------- -----------
     Total Interest Income              $5,000,865  $4,336,026
Interest Expense                       ----------- -----------
 Deposits                               $2,125,753  $1,588,562
 Short-term borrowings                     326,871     413,917
 Long-term borrowings                      179,762     148,311
                                       ----------- -----------
     Total Interest Expense             $2,632,386  $2,150,790
                                       ----------- -----------
Net interest income                     $2,368,479  $2,185,236
Provision for Credit Losses                 82,500      87,000
                                       ----------- -----------
Net interest income after provision     $2,285,979  $2,098,236

Noninterest Income
 Service fees and commissions             $179,432    $142,801
 Other                                      45,989      38,031
                                       ----------- -----------
     Total Noninterest Income             $225,421    $180,832
                                       ----------- -----------
Noninterest Expense
 Salaries and employee benefits         $1,020,414    $878,114
 Occupancy expenses                        160,508     147,065
 Data processing expenses                   88,465      68,012
 Amortization of intangibles                52,876       4,839
 Other operating expenses                  255,603     242,914
                                       ----------- -----------
     Total Noninterest Expense          $1,577,866  $1,340,944
                                       ----------- -----------
Income before income taxes                $933,534    $938,124
Income tax expense                         252,814     254,222
                                       ----------- -----------
NET INCOME                                $680,720    $683,902
                                       ----------- -----------
Other Comprehensive Income, Before Tax
 Unrealized gains (losses) on securities
   arising during period                   $84,580    ($49,893)
                                       ----------- -----------
Income tax expense (benefit) related to
  items of other comprehensive income       28,778     (19,173)
                                       ----------- -----------
     Other Comprehensive Income            $55,802    ($30,720)
                                       ----------- -----------
COMPREHENSIVE INCOME, NET OF TAX          $736,522    $653,182
                                       =========== ============
Per Share
 Net income                                 $12.41      $12.44
 Dividends declared                          $6.25       $5.75
Weighted average shares outstanding         54,873      54,968

The accompanying notes are an integral part of these financial statements.

                                    Page 4


DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                     For the Quarter Ended
                                                      March 31,    March 31,
                                                        1998         1997
Cash flows from operating activities:               ------------ ------------
  Net Income                                            $680,720     $683,902
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                         $85,166      $77,666
    Provision for credit losses                           82,500       87,000
    Amortization of intangibles                           52,876        4,839
    Amortization of bond premium                           9,887       14,454
    Accretion of bond discount                          (156,039)    (145,737)
    Increase in interest receivable                      (23,972)    (137,042)
    Decrease in interest payable                         (42,673)     (65,674)
    Other, net                                           303,264      319,715
                                                     ------------ ------------
 Net cash provided by operating activities              $991,729     $839,123
                                                     ------------ ------------
Cash flows from investing activities:
 Maturities of held-to-maturity securities               $22,784      $20,765
 Maturities of available-for-sale securities             939,511      445,417
 Purchases of held-to-maturity securities               (239,475)           0
 Purchases of available-for-sale securities             (582,626)  (1,309,859)
 Federal funds sold, net                               1,221,000      937,000
 Net increase in loans made to customers              (2,725,708)    (945,795)
 Capital expenditures                                    (24,707)    (108,093)
                                                     ------------ ------------
Net cash used by investing activities                ($1,389,221)   ($960,565)
                                                    ------------ ------------
Cash flows from financing activities:
 Net decrease in deposits                              ($616,183) ($4,043,312)
 Purchases of treasury stock                              (1,466)      (3,559)
 Dividends paid                                         (329,262)    (302,390)
 Debt proceeds                                         4,645,960   10,836,238
 Debt repayment                                       (5,160,044) (11,500,204)
 Federal funds purchased, net                                  0    4,261,000
                                                     ------------ ------------
Net cash used by financing activities                ($1,460,995)   ($752,227)
                                                     ------------ ------------
Net decrease in cash and cash equivalents             (1,858,487)    (873,669)
Cash and cash equivalents, beginning                   7,019,405    6,063,954
                                                    ------------ ------------
  CASH & CASH EQUIVALENTS, ENDING                     $5,160,918   $5,190,285
                                                    ============ ============
Supplemental schedule of noncash investing
and financing activities:
    Loans transferred to other real estate                    $0           $0
                                                    ============ ============

The accompanying notes are an integral part of these financial statements.

                                      5


DENMARK BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE  1 - FINANCIAL STATEMENTS
The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments necessary to present fairly the financial position of Denmark Bancshares, Inc. (the "Company"), the results of operations and cash flows for the periods presented. All adjustments necessary for the fair presentation of the financial statements are of a recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB.

NOTE  2 - INVESTMENT SECURITIES
The amortized cost and estimated fair value of securities available-for-sale were as follows:
                                               March 31, 1998
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ---------------------- -----------
U.S. Government agencies            $2,183          $0         $7      $2,176
Mortgage-backed securities          10,319          34         20      10,333
Equity securities                    1,915           0          0       1,915
                               ----------- ---------------------- -----------
     Total                         $14,417         $34        $27     $14,424

                                               December 31, 1997
                                              Gross      Gross     Estimated
                                  Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ---------------------- -----------
U.S. Government agencies            $2,744          $0        $79      $2,665
Mortgage-backed securities          10,688          35         33      10,690
Equity securities                    1,332           0          0       1,332
                               ----------- ---------------------- -----------
     Total                         $14,764         $35       $112     $14,687

The amortized cost and estimated fair value of securities held-to-maturity were as follows:
                                               March 31, 1998
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ---------------------- -----------
State and local governments        $17,492      $1,655         $2     $19,145
                               ----------- ---------------------- -----------
     Total                         $17,492      $1,655         $2     $19,145

                                              December 31, 1997
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ---------------------- -----------
State and local governments        $17,139      $1,685         $0     $18,824
                               ----------- ---------------------- -----------
     Total                         $17,139      $1,685         $0     $18,824

DENMARK BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amortized cost and estimated fair values of securities at March 30,
1998 by maturity were as follows:
                                  Available-for-Sale         Held-to-Maturity
                                               Estimated              Estimated
                                 Amortized        Fair      Amortized    Fair
(In thousands)                      Cost         Value        Cost      Value
                                 -----------    -----------  ------------------

Due in 1 year or less             $2,607         $2,600         $658       $683
Due from one to five years         7,147          7,148        6,750      7,564
Due from five to ten years         2,748          2,761        6,821      7,298
Due after ten years                    0              0        3,263      3,600
Equity securities                  1,915          1,915            0          0
                                 -----------    -----------  ------------------
    Total                        $14,417        $14,424      $17,492    $19,145

Mortgage-backed securities are allocated according to their expected prepayments rather than their contractual maturities.

NOTE  3 - ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for credit losses were as follows:
                                        For the Three        For the Year
                                         Months Ended          Ended
                                   March 31,     March 31,   December 31,
                                     1998           1997        1997
                                  -----------    -----------  -----------
Balance, beginning of period      $2,825,921     $2,506,728   $2,506,728
Provision charged to operations       82,500         87,000      351,000
Recoveries                            10,842          9,262       28,775
Charge-offs                          (11,357)       (17,626)     (60,582)
                                  -----------    -----------  -----------
Balance, end of period            $2,907,906     $2,585,364   $2,825,921
                                  ===========    ===========  ===========

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights
                                1st Qtr. 4th Qtr.  3rd Qtr. 2nd Qtr. 1st Qtr.
                                    1998     1997      1997     1997     1997
(In thousands)                 --------- ------------------ ------------------
Operating Results
Interest income                   $5,001    $4,990   $4,735    $4,402   $4,336
Interest expense                   2,632     2,627    2,508     2,257    2,151
Net interest income                2,369     2,363    2,227     2,145    2,185
Provision for credit losses           83        90       87        87       87
Noninterest income                   225       203      200       235      181
Noninterest expense                1,578     1,513    1,625     1,439    1,341
Net income                           681       689      546       632      684

Per Share Data
Net income per share              $12.41    $12.56    $9.95    $11.49   $12.44

(In thousands)
Financial Condition (1)

Loans                           $202,284  $199,559 $194,462  $183,940 $176,152
Allowance for credit losses        2,908     2,826    2,730     2,652    2,585
Investment securities             31,916    31,826   31,983    29,956   29,545
Assets                           251,267   251,674  243,967   225,004  213,889
Deposits                         188,513   189,129  181,228   157,460  146,373
Other borrowed funds              32,258    32,772   33,387    36,864   35,248
Stockholders' equity              28,131    27,739   27,070    26,930   26,247

Financial Ratios
Return on average equity           9.70%     9.98%    8.04%     9.47%   10.42%
Return on average assets           1.09%     1.12%    0.93%     1.16%    1.29%
Interest rate spread               3.21%     3.23%    3.17%     3.27%    3.46%
Average equity to average
  assets                          11.19%    11.20%   11.53%    12.29%   12.34%
Allowance for credit losses
  to total loans (1)               1.44%     1.42%    1.40%     1.44%    1.47%

(1)  As of the period ending.

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Net income for the quarter ended March 31, 1998, was $680,720, or $12.41 per share, a decrease of $2,182 or .5%, compared to $683,902, or $12.44 per share, for the corresponding period in 1997. This decrease was primarily the result of higher noninterest expense which more than offset increases in net interest income and noninterest income.

Net interest income for the quarter ended March 31, 1998, was $2,368,479, an increase of $183,243 over the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                              Increase (Decrease)
                                                Due to Change In
                                           Average      Average       Total
(In thousands)                             Balance        Rate       Change
Interest income                               678         (13)         665
Interest expense                              393          89          482
                                              ---        -----         ---
Net interest income                           285        (102)         183

This increase in net interest income is primarily attributable to higher volume which offset a decrease in interest rate spread. Average earning assets during the first quarter of 1998 increased by $34.35 million and average interest-bearing liabilities increased by $32.4 million compared to the first quarter of 1997. The Company's average interest rate spread was 3.21% during the first quarter of 1998 compared to 3.46% during the quarter ended March 31, 1997. The yield on earning assets decreased by ten basis points while the cost of funds increased by fifteen basis points.

In the first quarter of 1998 the Company's provision for credit losses was $82,500 compared to $87,000 for the first quarter of 1997. Net charge-offs were $515 in the first quarter of 1998 compared to net charge-offs of $8,364 during the first quarter of 1997.

Noninterest income for the three months ended March 31, 1998, was $225,421, an increase of $44,589 over the corresponding period in 1997. This increase is primarily the result of an increase of $41,120 in commissions from the sales of annuities, mutual funds, and property insurance.

Noninterest expense increased by $236,922 or 18% during the three months ended March 31, 1998, over the corresponding period in 1997. Salaries and benefits expense increased $142,300 or 16% over the corresponding period in 1997. This increase is primarily attributed to the hiring of ten full-time equivalent staff members and regular salary increases. Amortization of intangibles expense increased by $48,037 as a result of the write-down of intangible assets related to the acquisition of the branch bank. Data processing expense increased by $20,453. Approximately $15,000 of this increase is attributable to purchases of software used primarily to automate the loan origination process. Occupancy expenses increased by $13,443 primarily as a result of the additional branch location.

Return on average assets in the first quarter of 1998 was 1.09%, compared to 1.29% for the corresponding period in 1997. Return on average equity in the first quarter of 1998 was 9.7%, compared to 10.4% for the corresponding period in the prior year.

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

Total assets decreased by $406,716 between December 31, 1997, and March 31, 1998. Federal funds sold and cash and due from banks decreased by $3,079,487 during the quarter ended March 31, 1998. Net loans increased by $2,643,208 during the first quarter.

The allowance for credit losses increased by $81,985 during the quarter ended March 31, 1998. The allowance equals 1.44% of total loans at March 31, 1998, compared to 1.42% at December 31, 1997. Nonaccrual loans totaled $4,912,693 at March 31, 1998, an increase of $244,986 over December 31, 1997. The Company's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.4% at March 31, 1998, compared to 3.3% at December 31, 1997.

Demand deposits decreased $2,858,413 or 14.7% during the first quarter of 1998. Interest bearing deposits increased by $2,242,230 or 1.3% between December 31, 1997, and March 31, 1998. Total deposits decreased $616,183 or .3% during the three month period ended March 31, 1998. Management attributes the decrease in demand deposits to a normal seasonal fluctuation.

Stockholders' equity increased by $392,100 to $28,131,174 as of March 31, 1998. As of March 31, 1998, the Company's leverage ratio was 10.1%, the risk-based core capital ratio was 14.6% and the risk-based total capital ratio was 15.9%. The Company and the Bank continue to maintain capital levels well above the regulatory minimum levels.

On March 16, 1998, the Company's board of directors declared a semiannual $6.25 per share dividend payable on July 1, 1998, to all shareholders of record on June 9, 1998.

Liquidity

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's needs for cash. Cash and cash equivalents decreased by $1.9 million during the first quarter of 1998. Loan repayments as well as net cash provided by operating activities amounting to $991,729 and a reduction of federal funds sold of $1,221,000 were the major sources of funds during the first quater of 1998. The net increase in loans of $2,725,708, the net decrease in deposits of $616,183, the net decrease in other borrowed funds of $514,084 and the dividend paid of $329,262 were the major uses of cash during the first three months.

In addition to on-balance sheet sources of funds the Company also has off-balance sheet sources available to meet liquidity needs. The Company has unused lines of credit of $21 million as of March 31, 1998. Management believes the Company's liquidity position as of March 31, 1998, is adequate under current economic conditions.


Part II - Other Information

      Item 6. Exhibits
                (a) Exhibit 27.0 Financial Data Schedule

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DENMARK BANCSHARES, INC.

 Date:    April 28, 1998           /s/  Darrell R. Lemmens
                                   Darrell R. Lemmens,
                                   Principal Executive Officer,
                                   Chairman of the Board,
                                   and President


 Date:    April 28, 1998           /s/  Dennis J. Heim
                                   Dennis J. Heim,
                                   Vice President and Treasurer,
                                   Principal Financial and
                                   Accounting Officer


                                    Page 12