Form 10-Q
period 1998-06-30
DENMARK BANCSHARES INC
filed 1998-08-05
CIK 885531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1998
                                    OR
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

Yes [X]  No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
         Class                                  July 29, 1998
      Common Stock                                  54,858
     (no par value)





                           DENMARK BANCSHARES, INC.
                               TABLE OF CONTENTS

                         Quarterly Report On Form 10-Q
                      For The Quarter Ended June 30, 1998
                                                                      Page No.

PART I. Financial Information


          Item 1.  Financial Statements

                      Consolidated Statements of Financial Condition        3

                      Consolidated Statements of Income                     4

                      Consolidated Statements of Cash Flows                 5

                      Notes to Consolidated Financial Statements            6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            8


Part II. Other Information

          Item 4.  Submission of Matters to a Vote of Security Holders     11

          Item 5.  Other Information                                       11

          Item 6.  Exhibit 27 -- Financial Data Schedule                   N/A






Signatures                                                                 12

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                             June 30,   December 31,
                                               1998        1997
                                           (UNAUDITED)
Assets                                     ------------ ------------
  Cash and due from banks                    $7,472,139   $7,019,405
  Federal funds sold                         10,256,000    7,112,000
  Investment securities
    Available-for-sale, at fair value        12,806,575   14,686,550
    Held-to-maturity, at cost                19,014,829   17,139,353
         Total Investment Securities        $31,821,404  $31,825,903
  Loans
    Commercial                               58,165,254   53,902,888
    Real estate                             130,947,387  128,376,524
    Installment                              16,901,807   16,623,280
    Other                                       884,058      656,280
         Total Loans                       $206,898,506 $199,558,972

    Allowance for credit losses              (2,999,524)  (2,825,921)
  Net Loans                                $203,898,982 $196,733,051

  Premises and equipment, net                 3,175,589    3,277,168
  Accrued interest receivable                 1,541,440    1,388,253
  Other assets                                4,268,392    4,318,200

  TOTAL ASSETS                             $262,433,946 $251,673,980
                                           ============ ============

Liabilities

  Deposits
    Non-interest bearing                    $24,252,835  $19,494,350
    Interest bearing                        168,673,210  169,634,759
  Total Deposits                           $192,926,045 $189,129,109

  Other borrowed funds                      $38,532,102  $32,772,251
  Accrued interest payable                    1,203,866    1,419,470
  Other liabilities                             882,218      614,076

Total Liabilities                          $233,544,231 $223,934,906
                                           ------------ ------------
Stockholders' Equity
  Common stock, no par value
   authorized 320,000 shares; 54,858
   and 54,875 outstanding respectively      $10,336,295  $10,336,295
  Paid in capital                                37,384       37,384
  Treasury stock                               (251,180)    (236,058)
  Retained earnings                          18,761,968   17,653,233
 Accumulated other comprehensive income
    Unrealized gains (losses) on securities       5,248      (51,780)

Total Stockholders' Equity                  $28,889,715  $27,739,074
                                            -----------  -----------
  TOTAL LIABILITIES AND EQUITY             $262,433,946 $251,673,980
                                           ============ ============

The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                               For the Quarter Ended  For the Six Months Ended
                                  June 30,    June 30,   June 30,   June 30,
                                    1998        1997       1998       1997
Interest Income                ----------- ----------- ---------- -----------

 Loans including fees           $4,579,523  $3,895,558  $8,927,935  $7,708,463
 Interest and dividends on
investment securities
  Taxable                          202,268     183,931     451,770     382,537
  Exempt from federal tax          318,105     321,874     622,941     642,534
 Federal funds sold                116,686         391     214,801       4,246
                                ----------- ---------- ----------- -----------
     Total Interest Income      $5,216,582  $4,401,754 $10,217,447  $8,737,780
Interest Expense               ----------- ----------- ----------- -----------
  Deposits                      $2,120,507  $1,655,715  $4,246,260  $3,244,277
 Short-term borrowings             327,952     450,338     654,823     864,255
 Long-term borrowings              211,790     150,497     391,552     298,808
                               ----------- -----------  ---------- -----------
     Total Interest Expense     $2,660,249  $2,256,550  $5,292,635  $4,407,340
                               ----------- -----------  ---------- -----------
Net interest income             $2,556,333  $2,145,204  $4,924,812  $4,330,440
Provision for Credit Losses         82,500      87,000     165,000     174,000
                               ----------- -----------  ---------- -----------
Net interest income after
 provision                      $2,473,833  $2,058,204  $4,759,812  $4,156,440

Noninterest Income
 Service fees and commissions     $191,013    $196,117    $370,446    $338,918
 Other                              44,783      39,276      90,772      77,307
                               ----------- -----------  ---------- -----------
     Total Noninterest Income     $235,796    $235,393    $461,218    $416,225
                               ----------- -----------  ---------- -----------
Noninterest Expense
Salaries and employee benefits  $1,024,494    $907,198  $2,044,908  $1,785,312
Occupancy expenses                 160,759     142,211     321,267     289,276
Data processing expenses            79,696      73,819     168,161     141,831
Amortization of intangibles         51,646       4,641     104,522       9,480
Other operating expenses           306,443     311,069     562,046     553,983
                               ----------- -----------  ---------- -----------
     Total Noninterest          $1,623,038  $1,438,938  $3,200,904  $2,779,882
Expense
                               ----------- -----------  ---------- -----------
Income before income taxes      $1,086,591    $854,659  $2,020,126  $1,792,783
Income tax expense                 315,715     223,081     568,529     477,303
                               ----------- -----------  ---------- -----------
NET INCOME                        $770,876    $631,578  $1,451,597  $1,315,480
                               =========== ===========  ========== ===========
Per Share
      Net income                    $14.05      $11.49      $26.46      $23.93
      Dividends declared             $0.00       $0.00       $6.25       $5.75

Weighted average shares outstanding 54,867      54,964      54,870      54,966

The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                    For the Six Months Ended
                                                      June 30,    June 30,
                                                        1998        1997
Cash flows from operating activities:               ------------ ------------
  Net Income                                          $1,451,598   $1,315,480
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                        $170,331     $155,331
    Provision for credit losses                          165,000      174,000
    Amortization of intangibles                          104,522        9,480
    Amortization of bond premium                          21,916       29,788
    Accretion of bond discount                          (307,397)    (310,334)
    Increase in interest receivable                     (153,187)    (222,283)
    (Decrease) increase in interest payable             (215,604)      81,702
    Other, net                                           170,093       84,106
                                                     ------------ ------------
 Net cash provided by operating activities            $1,407,272   $1,317,270
                                                     ------------ ------------
Cash flows from investing activities:
 Maturities of held-to-maturity securities               $24,784     $123,618
 Maturities of available-for-sale securities           2,091,633    1,328,083
 Purchases of held-to-maturity securities             (1,629,475)           0
 Purchases of available-for-sale securities             (110,200)  (2,473,059)
 Federal funds sold, net                              (3,144,000)     797,000
 Net increase in loans made to customers              (7,330,931)  (8,753,815)
 Capital expenditures                                    (68,753)    (175,607)
                                                     ------------ ------------
Net cash used by investing activities               ($10,166,942) ($9,153,780)
                                                     ------------ ------------
Cash flows from financing activities:
 Net increase in deposits                             $3,796,937   $7,043,061
 Purchases of treasury stock                             (15,122)      (6,350)
 Dividends paid                                         (329,262)    (302,390)
 Debt proceeds                                        11,595,960   12,689,715
 Debt repayment                                       (5,836,109) (11,738,141)
 Securities sold under repurchase agreements                   0    2,000,000
                                                     ------------ ------------
Net cash provided by financing activities             $9,212,404   $9,685,895
                                                     ------------ ------------

Net increase in cash and cash equivalents                452,734    1,849,385
Cash and cash equivalents, beginning                   7,019,405    6,063,954
                                                     ------------ ------------
  CASH & CASH EQUIVALENTS, ENDING                     $7,472,139   $7,913,339
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

NOTE  2 - INVESTMENT SECURITIES
The amortized cost and estimated fair value of securities available-for-sale were as follows:

                                                June 30, 1998
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ----------- ----------- -----------
U.S. Government agencies            $1,596          $0        $15      $1,581
Mortgage-backed securities           9,865          37         12       9,890
Equity securities                    1,336           0          0       1,336
                               ----------- ----------- ---------- -----------
                                   $12,797         $37        $27     $12,807


                                                December 31, 1997
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ----------- ---------- -----------
U.S. Government agencies            $2,744          $0        $79      $2,665
Mortgage-backed securities          10,688          35         33      10,690
Equity securities                    1,332           0          0       1,332
                               ----------- ----------- ---------- -----------
                                   $14,764         $35       $112     $14,687

The amortized cost and estimated fair value of securities held-to-maturity were as follows:
                                                   June 30, 1998
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ----------- ---------- -----------
State and local governments        $19,015      $1,568         $7     $20,576
                               ----------- ----------- ---------- -----------

                                                  December 31, 1997
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ----------- ---------- -----------
State and local governments        $17,139      $1,685         $0     $18,824
                               ----------- ----------- ---------- -----------

DENMARK BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amortized cost and estimated fair values of securities at June 30, 1998, by maturity were as follows:
                               Available-for-Sale         Held-to-Maturity
                                          Estimated                  Estimated
                            Amortized        Fair       Amortized       Fair
(In thousands)                 Cost         Value          Cost        Value
                            ----------     ---------    ---------    ---------
Due in 1 year or less           $1,815        $1,800         $671         $688
Due from one to five years       9,453         9,479        7,232        8,013
Due from five to ten years         193           192        6,446        6,861
Due after ten years                  0             0        4,666        5,014
Equity securities                1,336         1,336            0            0
                            ----------     ---------   ----------  -----------
        Total                  $12,797       $12,807      $19,015      $20,576


Mortgage-backed securities are allocated according to their expected prepayments rather than their contractual maturities.


NOTE  3 - ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for credit losses were as follows:

                              For the Six Months Ended  For the Year Ended
                                June 30,      June 30,     December 31,
                                  1998          1997           1997
                               -----------  -----------  -----------------
Balance, beginning of period   $2,825,921   $2,506,728         $2,506,728
Provision charged to operations   165,000      174,000            351,000
Recoveries                         19,960       14,154             28,775
Charge-offs                       (11,357)     (42,683)           (60,582)
                               -----------  -----------  -----------------
Balance, end of period         $2,999,524   $2,652,199         $2,825,921
                               ===========  ===========  =================


NOTE  4 - PER SHARE COMPUTATIONS
per share computations are based on the weighted average number of common shares outstanding during the reporting periods presented.
Per share information has been adjusted to reflect the 2-for-1 stock split effective July 1, 1997.

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights
                                2nd Qtr. 1st Qtr.  4th Qtr. 3rd Qtr. 2nd Qtr.
                                    1998     1998      1997     1997     1997
(In thousands)                 --------- --------- --------- -------- --------
Operating Results
Interest income                   $5,217    $5,001   $4,990    $4,735   $4,402
Interest expense                   2,661     2,632    2,627     2,508    2,257
Net interest income                2,556     2,369    2,363     2,227    2,145
Provision for credit losses           82        83       90        87       87
Noninterest income                   236       225      203       200      235
Noninterest expense                1,623     1,578    1,513     1,625    1,439
Net income                           771       681      689       546      632

Per Share Data
Net income per share              $14.05    $12.41   $12.56     $9.95   $11.49

(In thousands)
Financial Condition (1)
Loans                           $206,899  $202,284 $199,559  $194,462 $183,940
Allowance for credit losses        3,000     2,908    2,826     2,730    2,652
Investment securities             31,821    31,916   31,826    31,983   29,956
Assets                           262,434   251,267  251,674   243,967  225,004
Deposits                         192,926   188,513  189,129   181,228  157,460
Other borrowed funds              38,532    32,258   32,772    33,387   36,864
Stockholders' equity              28,890    28,131   27,739    27,070   26,930

Financial Ratios
Return on average equity          10.69%     9.70%    9.98%     8.04%    9.47%
Return on average assets           1.20%     1.09%    1.12%     0.93%    1.16%
Interest rate spread               3.41%     3.21%    3.23%     3.17%    3.27%
Average equity to average assets  11.27%    11.19%   11.20%    11.53%   12.29%
Allowance for credit losses
  to total loans (1)               1.45%     1.44%    1.42%     1.40%    1.44%


(1)  As of the period ending.

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Net income for the quarter ended June 30, 1998, was $770,876, or $14.05 per share, an increase of $139,298 or 22%, compared to $631,578, or $11.49 per share, for the corresponding period in 1997. This increase was primarily the result of an increase in net interest income which more than offset increases in noninterest expenses.

Net interest income for the quarter ended June 30, 1998, was $2,556,333, an increase of $411,129 over the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                              Increase (Decrease)
                                                Due to Change In
                                           Average      Average     Total
(In thousands)                             Balance        Rate      Change
Interest income                               655          160       815
Interest expense                              385           19       404
                                              ---        -----       ---
Net interest income                           270          141       411

This increase was primarily attributable to higher volume as average earning assets during the second quarter of 1998 increased by $34.8 million and average interest-bearing liabilities increased by $31.8 million compared to the second quarter of 1997. The Company's average interest rate spread was 3.41% during the second quarter of 1998 compared to 3.27% during the quarter ended June 30, 1997. The yield on earning assets increased by fourteen basis points while the cost of funds remained the same.

In the second quarter of 1998 the Company's provision for credit losses was $82,500 compared to $87,000 for the second quarter of 1997. Net recoveries were $9,118 in the second quarter of 1998 compared to net charge-offs of $20,164 during the second quarter of 1997.

Noninterest expense increased by $184,100 or 13% during the three months ended June 30, 1998, over the corresponding period in 1997. Salaries and benefits expense increased $117,296 or 13% over the corresponding period in 1997. This increase is primarily attributed to the hiring eleven full-time equivalent staff members and regular salary increases. Amortization of intangibles expense increased by $47,005 as a result of the write-down of intangible assets related to the acquisition of the branch bank. Occupancy expenses increased by $18,548 primarily as a result of the additional branch location.

Return on average assets in the second quarter of 1998 was 1.20%, compared to 1.16% for the corresponding period in 1997. Return on average equity in the second quarter of 1998 was 10.7%, compared to 9.5% for the corresponding period in the prior year.

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

Total assets increased by $10,759,966 between December 31, 1997, and June
30, 1998. Federal funds sold increased by $3,144,000 during the six months ended June 30, 1998. Loan demand continues to be strong as total loans increased by $7,339,534 during the first six months of 1998. In addition, the Bank sold $6.4 million of residential real estate loans to the secondary mortgage market during the first six moinths.

The allowance for credit losses increased by $173,603 during the six month period ended 30 1998. The allowance equals 1.45% of total loans at June 30 1998, compared to 1.42% at December 31, 1997. Nonaccrual loans totaled $4,339,695 at June 30 1998, a decrease of $328,012 over December 31, 1997. The
Company's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 2.8% at June 30, 1998, compared to 3.3% at December 31, 1997.

Demand deposits increased $4,758,485 or 24.4% during the first six months of 1998. The increase in demand deposits is attributable to a new business depositor with a balance of $6.3 million at June 30, 1998. This increase more than offset the decrease in demand deposits due to a normal seasonal fluctuation. Interest bearing deposits decreased by $961,549 or 1.0% between December 31, 1997, and June 30, 1998. The decrease in interest bearing deposits is primarily the result of a $3.4 million decrease in certificates of deposit from a local school district. The funds were withdrawn as expected to to fund construction of a new school. An additional $2.1 million of certificates of deposit from the school are expected to be withdrawn during the next four months.

Other borrowed funds increased by $5,759,851 or 17.6% during the first six months of 1998. The Company borrowed long-term funds to offset the decrease in certificates of deposit and to fund future loan growth.

Stockholders' equity increased by $1,150,641 to $28,889,715 as of June 30, 1998. As of June 30, 1998, the Company's leverage ratio was 10.2%, the risk-based core capital ratio was 14.6% and the risk-based total capital ratio was 15.8%. The Company and the Bank continue to maintain capital levels well above the regulatory minimum levels.


Liquidity

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's needs for cash. Cash and cash equivalents increased by $452,734 during the first six months of 1998. Loan repayments as well as net cash provided by operating activities amounting to $1,407,272, the net increase in deposits of $3,396,937 and the net increase of $5,759,851 in borrowed funds, as shown in the Consolidated Statement of Cash Flows, were the major sources of funds during the first six months of 1998. The net increase in loans of $7,330,931 and the increase in federal funds sold of $3,144,000 were the major uses of cash during the first six months.

In addition to on-balance sheet sources of funds the Company also has off-balance sheet sources available to meet liquidity needs. The Company has unused lines of credit of $17 million as of June 30, 1998. The Company has commitments to extend credit of $19.6 million as of June 30, 1998. Management believes the Company's liquidity position as of June 30, 1998, is adequate under current economic conditions.

Part II -- Other Information

Item 4.     Submission of Matters to a Vote of Security Holders

  (a)       The Company held its Annual Meeting of Shareholders on April 28,
            1998.

  (b)       Directors elected at the Annual Meeting were Terese M. DePrey, Mark
            E. Looker and B.E. Mleziva, D.V.M. Directors whose term of office continued after the meeting were Darrell R. Lemmens, James E. Renier, C.J. Stodola, Norman F. Tauber and Thomas F. Wall.

  (c) The matters voted upon and the results of the voting were as follows:

      (1) The shareholders elected the following nominees to the Board of Directors to serve a three year term expiring in 2001:

            Nominees                          For     Withheld

            Terese M. Deprey                47,214       10
            Mark E. Looker                  47,214       10
            B.E. Mleziva, D.V.M.            47,214       10

      (2) The ratification of the appointment of Williams, Young and Associates, LLC as independent public accountants for the year ending December 31, 1998.

                                For       Against      Abstain
                               47,102        20          102


Item 5. Other Information

The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is November 30, 1998. Additionally, if the Company receives notice of a shareholder proposal after February 14, 1999, the persons named in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.

Item 6. Exhibits

    (a) Exhibit 27.0 Financial Data Schedule

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DENMARK BANCSHARES, INC.

 Date:    July 29, 1998            /s/  Darrell R. Lemmens
                                   Darrell R. Lemmens,
                                   Principal Executive Officer,
                                   Chairman of the Board,
                                   and President


 Date:    July 29, 1998            /s/  Dennis J. Heim
                                   Dennis J. Heim,
                                   Vice President and Treasurer,
                                   Principal Financial and
                                   Accounting Officer