Form 10-Q
period 1998-09-30
DENMARK BANCSHARES INC
filed 1998-10-29
CIK 885531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1998
                                    OR
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

Yes [X]  No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
         Class                                  October 27, 1998
      Common Stock                                  54,843
     (no par value)



                           DENMARK BANCSHARES, INC.
                               TABLE OF CONTENTS

                         Quarterly Report On Form 10-Q
                   For The Quarter Ended September 30, 1998
                                                                      Page No.

PART I. Financial Information


          Item 1.  Financial Statements

                      Consolidated Statements of Financial Condition        3

                      Consolidated Statements of Income                     4

                      Consolidated Statements of Cash Flows                 5

                      Notes to Consolidated Financial Statements            6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            8


Part II. Other Information


          Item 6.  Exhibit 27 -- Financial Data Schedule                   N/A






Signatures                                                                 11


DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                 September 30,   December 31,
                                                     1998           1997
                                                  (UNAUDITED)
Assets                                          -------------  -------------
  Cash and due from banks                            $6,971,198    $7,019,405
  Federal funds sold                                 12,782,000     7,112,000
  Investment securities
    Available-for-sale, at fair value                16,581,165    14,686,550
    Held-to-maturity, at cost                        20,313,293    17,139,353
         Total Investment Securities                $36,894,458   $31,825,903
  Loans
    Commercial                                       59,404,188    53,902,888
    Real estate                                     134,297,050   128,376,524
    Installment                                      16,860,053    16,623,280
    Other                                               734,604       656,280
         Total Loans                               $211,295,895  $199,558,972
    Allowance for credit losses                      (2,923,488)   (2,825,921)
  Net Loans                                        $208,372,407  $196,733,051

  Premises and equipment, net                         3,278,045     3,277,168
  Accrued interest receivable                         1,527,296     1,388,253
  Other assets                                        4,336,444     4,318,200

  TOTAL ASSETS                                     $274,161,848  $251,673,980
                                                  =============  =============
Liabilities
  Deposits
    Non-interest bearing                            $27,403,331   $19,494,350
    Interest bearing                                176,743,069   169,634,759
  Total Deposits                                   $204,146,400  $189,129,109

  Other borrowed funds                              $38,391,411   $32,772,251
  Accrued interest payable                            1,274,421     1,419,470
  Other liabilities                                     610,404       614,076

Total Liabilities                                  $244,422,636  $223,934,906
                                                  -------------  -------------
Stockholders' Equity
  Common stock, no par value
   authorized 320,000 shares; 54,858
   and 54,875 outstanding respectively              $10,336,295   $10,336,295
  Paid in capital                                        37,384        37,384
  Treasury stock                                       (251,180)     (236,058)
  Retained earnings                                  19,550,340    17,653,233
  Accumulated other comprehensive income
    Unrealized gains (losses) on securities              66,373       (51,780)
Total Stockholders' Equity                          $29,739,212   $27,739,074
                                                  -------------  -------------
  TOTAL LIABILITIES AND EQUITY                     $274,161,848  $251,673,980
                                                  =============  =============
The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                              For the Quarter Ended  For the Nine Months Ended
                                   September 30,          September 30,
                                    1998      1997        1998        1997
Interest Income                ---------- ----------  -----------  -----------
 Loans including fees          $4,656,928 $4,144,847  $13,584,863  $11,853,310
 Interest and dividends on
    investment securities
  Taxable                         187,740    197,179      639,510      579,716
  Exempt from federal tax         351,921    325,017      974,862      967,551
 Federal funds sold               145,886     68,417      360,687       72,663
                               ----------  ---------  -----------  -----------
     Total Interest Income     $5,342,475 $4,735,460  $15,559,922  $13,473,240

Interest Expense
 Deposits                      $2,181,524 $1,975,113   $6,427,784   $5,219,390
 Short-term borrowings            341,694    417,499      996,517    1,281,754
 Long-term borrowings             217,442    115,612      608,994      414,420
                               ---------- ----------  -----------  -----------
     Total Interest Expense    $2,740,660 $2,508,224   $8,033,295   $6,915,564
                               ---------- ----------   ----------  -----------
Net interest income            $2,601,815 $2,227,236   $7,526,627   $6,557,676
Provision for Credit Losses        82,500     87,000      247,500      261,000
                               ---------- ----------   ----------   ----------
Net interest income after      $2,519,315 $2,140,236   $7,279,127   $6,296,676
     provision
Noninterest Income
 Service fees and commissions    $216,747   $164,558     $587,193     $503,476
 Other                             39,280     35,311      130,052      112,618
                               ----------  ---------   ----------   ----------
     Total Noninterest Income    $256,027   $199,869     $717,245     $616,094
                               ----------  ---------   ----------   ----------
Noninterest Expense
Salaries and employee benefits $1,058,377   $960,003   $3,103,285   $2,745,315
 Occupancy expenses               160,655    148,530      481,922      437,806
 Data processing expenses          73,978     83,792      242,139      225,623
 Amortization of intangibles       52,834     37,177      157,356       46,657
 Other operating expenses         331,431    395,051      893,477      949,034
                               ----------  ---------   ----------    ---------
     Total Noninterest Expense $1,677,275 $1,624,553   $4,878,179   $4,404,435
                               ---------- ----------   ----------   ----------
Income before income taxes     $1,098,067   $715,552   $3,118,193   $2,508,335
Income tax expense                309,694    169,302      878,223      646,605
                               ----------  ---------   ----------   ----------
NET INCOME                       $788,373   $546,250   $2,239,970   $1,861,730
                               ----------  ---------   ----------   ----------

Per Share
      Net income                   $14.37      $9.95       $40.83       $33.88
      Dividends declared            $0.00      $6.00        $6.25       $11.75

Weighted average shares            54,858     54,900       54,866       54,944
  outstanding

The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                   For the Nine Months Ended
                                                          September 30,
                                                        1998         1997
Cash flows from operating activities:               ------------  ------------
  Net Income                                          $2,239,970    $1,861,730
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                        $256,497      $232,997
    Provision for credit losses                          247,500       261,000
    Amortization of intangibles                          157,356        46,657
    Amortization of bond premium                          32,843        44,081
    Accretion of bond discount                          (469,268)     (471,985)
    Increase in interest receivable                     (139,043)     (333,151)
    (Decrease) increase in interest payable             (145,049)      210,311
    Other, net (net of acquisition of branch)            286,923       238,699
                                                    ------------  ------------
 Net cash provided by operating activities            $2,467,729    $2,090,339
                                                    ------------  ------------
Cash flows from investing activities:
 Maturities of held-to-maturity securities               $24,784      $295,756
 Maturities of available-for-sale securities           3,986,648     1,548,780
 Purchases of held-to-maturity securities             (2,774,475)     (180,000)
 Purchases of available-for-sale securities           (5,687,867)   (4,588,516)
 Net cash received from acquisition of branch bank             0    13,786,977
 Federal funds sold, net                              (5,670,000)   (5,180,000)
 Net increase in loans made to customers             (12,086,856)  (16,975,654)
  (net of acquisition of branch bank)
 Capital expenditures (net of acquisition of branch)    (257,374)     (238,425)
                                                     ------------  ------------
Net cash used by investing activities               ($22,465,140) ($11,531,082)
                                                    ------------- ------------
Cash flows from financing activities:
 Net decrease in deposits (net of acquisition of     $15,017,291   $11,732,581
   branch)
 Purchases of treasury stock                             (15,122)      (65,291)
 Dividends paid                                         (672,125)     (618,433)
 Debt proceeds                                        12,646,356    14,233,102
 Debt repayment                                       (7,027,196)  (18,564,237)
 Securities sold under repurchase agreements                   0     1,806,006
                                                    ------------  ------------
Net cash provided by financing activities            $19,949,204    $8,523,728
                                                    ------------  ------------
Net decrease in cash and cash equivalents                (48,207)     (917,015)
Cash and cash equivalents, beginning                   7,019,405     6,063,954
                                                    ------------  ------------
  CASH & CASH EQUIVALENTS, ENDING                     $6,971,198    $5,146,939
                                                    ============  ============
Supplemental schedule of noncash investing
  and financing activities:
    Loans transferred to other real estate              $200,000            $0
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

NOTE  2 - INVESTMENT SECURITIES
The amortized cost and estimated fair value of securities available-for-sale were as follows:
                                            September 30, 1998
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- -----------  --------- -----------
U.S. Government agencies            $5,000          $0         $0      $5,000
Mortgage-backed securities           9,457         104          0       9,561
Equity securities                    2,020           0          0       2,020
                               ----------- -----------  --------- -----------
     Total                         $16,477        $104         $0     $16,581

                                             December 31, 1997
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- -----------  --------- -----------
U.S. Government agencies            $2,744          $0        $79      $2,665
Mortgage-backed securities          10,688          35         33      10,690
Equity securities                    1,332           0          0       1,332
                               ----------- -----------  --------- -----------
     Total                         $14,764         $35       $112     $14,687


The amortized cost and estimated fair value of securities held-to-maturity were as follows:
                                             September 30, 1998
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- -----------  --------- -----------
State and local governments        $20,313      $1,825         $1     $22,137
                               ----------- -----------  --------- -----------
     Total                         $20,313      $1,825         $1     $22,137


                                             December 31, 1997
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- -----------  --------- -----------
State and local governments        $17,139      $1,685         $0     $18,824
                               ----------- -----------  --------- -----------
     Total                         $17,139      $1,685         $0     $18,824

DENMARK BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


The amortized cost and estimated fair values of securities at September 30, 1998 by maturity were as follows:
                                 Available-for-Sale     Held-to-Maturity
                                         Estimated                 Estimated
                            Amortized       Fair      Amortized       Fair
(In thousands)                 Cost        Value         Cost        Value
                            -----------  -----------  -----------  -----------
Due in 1 year or less               $19          $19       $1,390       $1,398
Due from one to five years       13,858       13,957        6,635        7,391
Due from five to ten years          580          585        6,940        7,505
Due after ten years                   0            0        5,348        5,843
Equity securities                 2,020        2,020            0            0
                            -----------  -----------  -----------  -----------
        Total                   $16,477      $16,581      $20,313      $22,137

Mortgage-backed securities are allocated according to their expected prepayments rather than their contractual maturities.


NOTE  3 - ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for credit losses were as follows:
                                                                  For the Year
                                       For the Nine Months Ended     Ended
                                                September 30,      December 31,
                                             1998         1997       1997
                                         -----------   -----------  ----------
Balance, beginning of period              $2,825,921    $2,506,728  $2,506,728
Provision charged to operations              247,500       261,000     351,000
Recoveries                                    47,141        20,280      28,775
Charge-offs                                 (197,074)      (57,884)    (60,582)
                                         -----------   -----------  ----------
Balance, end of period                    $2,923,488    $2,730,124  $2,825,921


NOTE  4 - PER SHARE COMPUTATIONS
Per share computations are based on the weighted average number of common shares outstanding during the reporting periods presented. Per share information has been adjusted to reflect the 2-for-1 stock split effective July 1, 1997.
                                    Page 7


DENMARK BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS
                                3rd Qtr. 2nd Qtr.  1st Qtr. 4th Qtr.  3rd Qtr.
                                    1998     1998      1998     1997      1997

(In thousands)                 --------- --------- --------  --------  --------
Operating Results
Interest income                   $5,342    $5,217   $5,001    $4,990   $4,735
Interest expense                   2,740     2,661    2,632     2,627    2,508
Net interest income                2,602     2,556    2,369     2,363    2,227
Provision for credit losses           82        83       83        90       87
Noninterest income                   256       236      225       203      200
Noninterest expense                1,677     1,623    1,578     1,513    1,625
Net income                           788       771      681       689      546

Per Share Data
Net income per share              $14.37    $14.05   $12.41    $12.56    $9.95

(In thousands)

Financial Condition (1)
Loans                           $211,296  $206,899 $202,284  $199,559 $194,462
Allowance for credit losses        2,923     3,000    2,908     2,826    2,730
Investment securities             36,894    31,821   31,916    31,826   31,983
Assets                           274,162   262,434  251,267   251,674  243,967
Deposits                         204,146   192,926  188,513   189,129  181,228
Other borrowed funds              38,391    38,532   32,258    32,772   33,387
Stockholders' equity              29,739    28,890   28,131    27,739   27,070

Financial Ratios
Return on average equity          10.71%    10.69%    9.70%     9.98%    8.04%
Return on average assets           1.20%     1.20%    1.09%     1.12%    0.93%
Interest rate spread               3.33%     3.41%    3.21%     3.23%    3.17%
Average equity to average assets  11.18%    11.27%   11.19%    11.20%   11.53%
Allowance for credit losses
  to total loans (1)               1.38%     1.45%    1.44%     1.42%    1.40%


(1)  As of the period ending.

DENMARK BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net income for the quarter ended September 30, 1998, was $788,373, or $14.37 per share, an increase of $242,123 or 44%, compared to $546,250, or $9.95 per share, for the corresponding period in 1997. This increase was primarily the result of an increase in net interest income and higher noninterest income which more than offset increases in noninterest expenses. Third quarter 1997 results include substantially all of the costs incurred to acquire the Reedsville Branch.

    Net interest income for the quarter ended September 30, 1998, was $2,601,815 an increase of $374,579 over the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                              Increase (Decrease)
                                                Due to Change In
                                           Average      Average       Total
(In thousands)                             Balance        Rate       Change
Interest income                               509          98          607
Interest expense                              242         (10)         232
                                              ---         ---          ---
Net interest income                           267         108          375

    This increase was primarily attributable to higher volume as average earning assets during the third quarter of 1998 increased by $25.7 million and average interest-bearing liabilities increased by $19.7 million compared to the third quarter of 1997. An increase in the average interest rate spread also contributed to the increase in net interest income. The Company's average interest rate spread was 3.33% during the third quarter of 1998 compared to 3.17% during the quarter ended September 30, 1997. The yield on earning assets increased by eleven basis points while the cost of funds decreased by five basis points.

    In the third quarter of 1998 the Company's provision for credit losses was $82,500 compared to $87,000 for the third quarter of 1997. Net charge-offs were $158,535 in the third quarter of 1998 compared to net charge-offs of $9,075 during the third quarter of 1997. During the quarter ended September 30, 1998, the Bank charged-off loans totaling $157,127 to settle a pending lawsuit. The loans were forgiven as part of a negotiated settlement reached during a mediation conference.

    Noninterest income for the three months ended September 30, 1998, was $256,027, an increase of $56,158 over the corresponding period in 1997. This increase is primarily the result of an increase of $53,001 in commissions from the sales of annuities, mutual funds and property insurance and an increase of $4,095 in appraisal fees.

    Noninterest expense increased by $52,723 or 3% during the three months ended September 30, 1998, over the corresponding period in 1997. Salaries and benefits expense increased $98,374 or 10% over the corresponding period in 1997. This increase is primarily attributed to the hiring of additional staff members and regular salary increases. Legal and professional fees decreased $52,263. Third quarter 1997 legal and professional fees included the costs incurred to acquire the Reedsville Branch. Amortization of intangibles expense increased by $15,657 as a result of the write-down of intangible assets related to the acquisition of the branch bank during the third quarter of 1997.

    Return on average assets in the third quarter of 1998 was 1.20%, compared to .93% for the corresponding period in 1997. Return on average equity in the third quarter of 1998 was 10.7%, compared to 8.0% for the corresponding period in the prior year.

FINANCIAL CONDITION

    Total assets increased by $22,487,868 between December 31, 1997, and September 30, 1998. Federal funds sold increased by $5,670,000 and investment securities increased by $5,068,555 during the nine months ended September 30, 1998. Loan demand continues to be strong as total loans increased by $11,736,923 during the first nine months of 1998. In addition, the Bank sold $10.2 million of residential real estate loans to the secondary mortgage market during the first nine months.

     The allowance for credit losses increased by $97,567 during the nine months ended September 30, 1998. The allowance equals 1.38% of total loans at September 30, 1998, compared to 1.42% at December 31, 1997. Nonaccrual loans totaled $3,591,946 at September 30, 1998, a decrease of $1,075,761 over December 31, 1997. The Company's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 2.4% at September 30, 1998, compared to 3.3% at December 31, 1997.

     Demand deposits increased $7,908,981 or 40.6% during the first nine months of 1998. The increase in demand deposits is attributable to a new business depositor with a balance of $8.5 million at September 30, 1998. Excluding the funds of this depositor, demand deposits declined slightly due to a normal seasonal fluctuation. Interest bearing deposits increased by $7,108,310 or 4.2% between December 31, 1997, and September 30, 1998.

     Other borrowed funds increased by $5,619,160 or 17.2% during the first nine months of 1998. The Bank borrowed long-term funds to accommodate the loan growth.

     Stockholders' equity increased by $2,000,138 to $29,739,212 as of September 30, 1998. The Company and the Bank continue to maintain capital levels well above the regulatory minimum levels. As of September 30, 1998, the Company's leverage ratio was 10.6%, the risk-based core capital ratio was 14.5% and the risk-based total capital ratio was 15.8%.

     Historically, the Company's Board of Directors has held a meeting during the third quarter of each calendar year and declared a semiannual dividend.
The Board of Directors did not meet during the third quarter of 1998. On October 27, 1998, the Company's Board of Directors declared a semiannual $7.25 per share dividend payable on January 4, 1999, to all shareholders of record on December 8, 1998.

LIQUIDITY

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's needs for cash. Cash and cash equivalents decreased by $48,207 during the first nine months of 1998. The federal funds sold totaling $12.8 million and the available-for-sale investment portfolio amounting to $16.6 million as of September 30, 1998, are readily convertible to cash if needed.

In addition to on-balance sheet sources of funds the Company also has off-balance sheet sources available to meet liquidity needs. The Company has unused lines of credit of $17.3 million as of September 30, 1998. The Company has commitments to extend credit of $23.6 million as of September 30, 1998. Management believes the Company's liquidity position as of September 30, 1998, is adequate under current economic conditions.

PART II - OTHER INFORMATION

      Item 6. Exhibits

                (a) Exhibit 27.0 Financial Data Schedule

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DENMARK BANCSHARES, INC.

 Date:    October 27, 1998         /s/  Darrell R. Lemmens
                                   Darrell R. Lemmens,
                                   Principal Executive Officer,
                                   Chairman of the Board,
                                   and President


 Date:    October 27, 1998         /s/  Dennis J. Heim
                                   Dennis J. Heim,
                                   Vice President and Treasurer,
                                   Principal Financial and
                                   Accounting Officer