Form 10-Q/A
period 1998-09-30
DENMARK BANCSHARES INC
filed 1999-01-27
CIK 885531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q/A

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

Yes [X]  No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
         Class                                  January 25, 1999
      Common Stock                                  54,777
     (no par value)



                           DENMARK BANCSHARES, INC.
                               TABLE OF CONTENTS

                         Quarterly Report On Form 10-Q/A
                   For The Quarter Ended September 30, 1998
                                                                      Page No.

PART I. Financial Information



          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            3



Signatures                                                                  7




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


YEAR 2000

The Company is reliant on both information technology ("IT") and non-IT systems to conduct its daily operations. IT systems include computer hardware, software and peripheral devices. Non-IT systems include telephone systems, heating systems, security devices, elevators, calculators, fax machines and copiers. A year 2000 problem exists because many existing computer programs use only two digits to identify a year in a date field. These programs were developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results. A year 2000 problem also exists in equipment with imbedded technology that is time sensitive and may fail to recognize the year 2000 correctly.

The Company has adopted a Year 2000 Policy to address concerns about whether its systems will properly recognize date sensitive information when the year changes to 2000.

STATE OF READINESS

The Company's year 2000 preparedness is proceeding on schedule. The Company's directors, senior management and staff are aware of these year 2000 issues and have appointed a committee and project coordinator to direct the project and to bring all of the computer related systems into year 2000 compliance during 1998 and 1999. In accordance with the guidelines of the FDIC, the committee is addressing the issue using the following phases:

  1. Awareness
  2. Assessment
  3. Renovation
  4. Validation
  5. Implementation

The Company's core processing system is provided by a national third party service bureau. The Company has followed the service bureau's year 2000 efforts closely. In October of 1998 the core application systems were converted and are now running on year 2000 compliant software. "19xx" testing and system verification have been completed. Additional "20xx" testing and verification are currently in process with completion expected in March 1999.

The Company is in the midst of installing a year 2000 compliant item processing system to replace the old system acquired in 1989 that is non-compliant. The system is scheduled for installation and testing in February of 1999 and fully operational in March 1999.

Additionally, the Company is upgrading its local area network ("LAN") infrastructure. The LAN conversion is scheduled for completion in April 1999.

Other software programs including spreadsheets, word processing and industry specific specialty software packages have been tested. Non-compliant packages have been upgraded in accordance with the vendor's specifications.

The Company has completed its assessment of non-IT systems. The Company has tested those systems that allow year 2000 testing. The Company has received assurances from non-IT system vendors regarding year 2000 certification of their systems.

The Company also has a risk that major loan customers may incur year 2000 problems that might inhibit their ability to repay their loans. Major loan customers identified as having potential year 2000 risks have been surveyed by the Company. Identified risks will be incorporated into the Company's assessment of the adequacy of the allowance for loan losses.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

Costs associated with year 2000 compliance are not expected to have a significant impact on the Company's results of operations. The service bureau renovation costs are included in the monthly data processing charges. These charges are specified by contract, and as such, will not be impacted by expenditures made by the service provider to renovate its software. The estimated cost of the item processing system is $85,000. This cost will be capitalized and depreciated over five years. The LAN software upgrades are anticipated to cost $10,000.

RISKS OF COMPANY'S YEAR 2000 ISSUES

The Company is exposed to future uncertainty, potential future reduction in earnings, and future losses, including litigation due to business interruption or errors if its computer systems are not modified to ensure that dates after December 1999 are not misrepresented by those systems. The Company is exposed to loan default risk by customers who may not be year 2000 compliant, and thus cannot generate the cash flow to service their obligations. The Company faces the risk of loss of deposits and consequent liquidity problems should bank customers lose confidence in the institution in particular, or the banking system in general, and choose to withdraw their funds. Customers who experience cash flow problems due to their own lack of year 2000 preparedness could fund their cash shortfall by withdrawing their deposits from the Company, thereby causing liquidity problems for the Company.

In addition to the steps discussed above concerning the actions of the Company to mitigate the risks of year 2000, the Company is making its preparedness well known to its customers so as not to cause a loss of consumer confidence in the Company. The Company also intends to increase its cash reserves during the final months of 1999 and take any other steps deemed necessary to meet liquidity needs.

CONTINGENCY PLANS

The Board of Directors of the Company has adopted a Year 2000 Contingency Plan to be utilized in the event of systems or communications failures come
January 4, 2000. A major system failure would reduce the ability to process customer transactions in the normal manner. The Company is prepared to operate for a period of days without external communications to the service bureau. The Company can produce paper account balance records on premises, and as a contingency will produce such a paper back up immediately prior to January 1, 2000. Since virtually all transactions processed by the Company originate with a paper record that is read by a machine, preserving those paper records affords substantial protection from a temporary machine failure related to Year 2000. Additionally, all reports generated by the service bureau, including trial balances and transaction journals are archived on the Company's premises utilizing an optical storage system. These steps should insulate the company from catastrophic effects in the event of a temporary communication failure resulting in loss of service bureau contact.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DENMARK BANCSHARES, INC.

 Date:    January 26, 1999         /s/  Darrell R. Lemmens
                                   Darrell R. Lemmens,
                                   Principal Executive Officer,
                                   Chairman of the Board,
                                   and President


 Date:    January 26, 1999         /s/  Dennis J. Heim
                                   Dennis J. Heim,
                                   Vice President and Treasurer,
                                   Principal Financial and
                                   Accounting Officer





