Form 10-K405
period 1998-12-31
DENMARK BANCSHARES INC
filed 1999-03-30
CIK 885531

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission file number 0-21554

                           DENMARK BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

         Wisconsin                                  39-1472124
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

              103 East Main Street, Denmark, Wisconsin  54208-0130
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (920) 863-2161

       Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                                    Common Stock, no par value


          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X   No ___

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1999, was $43,543,656
(44,798 shares at $972.00 per share).

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 1, 1999, there were 55,071 shares of the registrant's Common Stock (no par value) issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                              Part of Form 10-K into Which
                                                Portions of Documents are
            Documents                                  Incorporated
  -------------------------------------       -----------------------------
  Annual Report to Shareholders for the
   fiscal year ended December 31, 1998             Parts I, II and IV
  Proxy Statement for Annual Meeting of
      Shareholders on April 27, 1999                    Part III

                           DENMARK BANCSHARES, INC.
                                                            Page No.
        PART I

             Item 1.    Description of Business                 3
             Item 2.    Description of Property                 7
             Item 3.    Legal Proceedings                       7
             Item 4.    Submission of Matters to a Vote of
                         Security Holders                       7
        PART II

             Item 5.    Market for Registrant's Common
                         Equity and Related Stockholder
                         matters                                7
             Item 6.    Selected Financial Data                 7
             Item 7.    Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations              7
             Item 7A.   Quantitative and Qualitative
                         Disclosures About Market Risk          8
             Item 8.    Financial Statements and
                         Supplementary Data                     9
             Item 9.    Changes in and Disagreements With
                         Accountants on Accounting and
                            Financial Disclosure                9
        PART III

             Item 10.  Directors and Executive Officers of
                        the Registrant                          9
             Item 11.  Executive Compensation                  10
             Item 12.  Security Ownership of Certain
                        Beneficial Owners and Management       10
             Item 13.  Certain Relationships and Related
                        Transactions                           10
        PART IV

             Item 14.  Exhibits, Financial Statement
                       Schedules, and Reports on Form 8-K      10

        SIGNATURES                                             12

                           DENMARK BANCSHARES, INC.
                                    PART I

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

The Bank

The Bank offers a full line of retail banking services, including checking, time deposits of various types, loans for business, real estate and personal use, and other miscellaneous banking services. The Bank employs two experienced investment representatives that provide financial planning and sell annuities, mutual funds and other investment securities. The Bank has five offices, serving primarily Kewaunee, Brown and Manitowoc Counties. The Bank also has eight automated teller machines at various locations throughout its market area. The Bank also offers home banking 24 hours a day via telephone or personal computer. These services allows customers to transfer funds between deposit accounts and inquire about their balances or recent transaction activity as well as providing information about current interest rates.

No significant portion of the loan portfolio of the Bank is concentrated in one individual or group of individuals, and management believes that the portfolio's industry weighting is prudent. Seasonal factors do not materially affect the size or quality of the loan portfolio of the Bank. Set forth below is a schedule of the concentration of the Company's loans, including loans of the Bank and DACC, at December 31, 1998:

                                               Amounts in
                                                Thousands
                                             ------------
      Agriculture Related   . . . . . . .         $50,769
      Commercial  . . . . . . . . . . . .          71,201
      Residential Mortgage  . . . . . . .          66,853
      Construction  . . . . . . . . . . .           8,450
      Installment . . . . . . . . . . . .          16,927
      Other . . . . . . . . . . . . . . .             786
                                             ------------
         Total Loans  . . . . . . . . . .        $214,986
                                             ============

Denmark Agricultural Credit Corporation

DACC commenced business in 1986 to provide a source of funds for farm loans and to provide a source of liquidity for the Bank. As of the close of the fiscal year, DACC had lines of working capital credit in the aggregate amount of $31,000,000, including $24,000,000 from the AgriBank, FCB and $7,000,000 from a private lending institution. DACC originates loans and purchases loans exclusively from the Bank. As of December 31, 1998, DACC held agricultural loans totaling $26,970,613. In 1998 the net income of DACC was equal to 16.24% of the consolidated net income of the Company.

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

Areas Serviced by the Company; Competition

The Company serves Kewaunee, Brown and Manitowoc Counties, including the villages of Denmark, Maribel, Reedsville and Whitelaw and the town of Bellevue. The population of the Bank's primary service area is approximately 15,000. The local economy of the area served is based on agriculture and light industry but the extended service area has a generally diversified economy. Extreme competition exists in obtaining new deposits and loans.
The Company faces intense competition from other banks, savings and loan, credit unions, insurance agencies, and securities brokerage firms. Many of the Company's competitors are larger and have significantly greater financial resources than the Company.

Employees of the Company

At December 31, 1998, the Bank had 80 full-time equivalent employees; McDonald has six full-time employees. The Company considers its relationship with its employees to be excellent.

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

The activities and operations of banks are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Financial Institutions Reform, Recover and Enforcement Act of 1989, The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Community Reinvestment Act, anti-redlining legislation and the antitrust laws. The Community Reinvestment Act includes provisions under which the federal bank regulatory agencies must consider, in connection with applications for certain required approvals, including applications to acquire control of a bank or holding company or to establish a branch, the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities, including those of low and moderate-income borrowers.

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

ITEM 2. DESCRIPTION OF PROPERTY

The following table sets forth certain information relating to the Company's corporate offices and other facilities, all of which are owned by the Company or its subsidiaries:

                   Approximate
Location           Square Feet       Principal Uses
-----------        -----------       --------------
Denmark               22,000         Principal corporate and banking offices
Bellevue              10,000         Branch bank
Maribel                2,400         Branch bank
Reedsville             3,700         Branch Bank
Whitelaw               3,400         Branch bank
Denmark                1,000         Insurance office occupied by McDonald

Each of the foregoing properties is in good condition and is solely occupied by the Company.

Approximately 73% of the Company's loans are secured by real estate. The Company generally takes a first mortgage in such real estate, which includes residential, agricultural and commercial properties. The Company has a comprehensive loan policy that, among other things, sets acceptable loan-to-value percentages by type of real estate, defines the trade area in which the Company will extend credit and sets acceptable percentage ranges for the mix of the real estate portfolio to ensure sufficient risk diversification. A description of the Company's investment portfolio is contained in the section captioned "Management's Discussion and Analysis" in the Annual Report and is incorporated herein by reference.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

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

ITEM 6. SELECTED FINANCIAL DATA

The information contained in the section captioned "Selected Financial Data" in the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in the section captioned "Management's Discussion and Analysis" in the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal market risk exposure is interest rate risk. The objectives of the Company's interest rate risk management are to minimize the adverse effects of changing interest rates on the earnings of the Company while maintaining adequate liquidity and optimizing net interest margin. Interest rate risk is managed by maintaining an acceptable matching of the Company's asset and liability maturity and repricing periods, thus controlling and limiting the level of earnings volatility arising from rate movements. The Company does not hold any assets or liabilities for trading purposes.

The Company's interest rate risk is limited by the short-term nature of the loan portfolio and by the short maturity structure of the time deposits. The Company's investment securities portfolio and long-term debt instruments contain more interest rate risk because of their long-term structure. During periods of an upward-sloping yield curve, management has purchased longer-term securities to take advantage of the higher yields. The held-to-maturity portion of the investment portfolio contains municipal securities with maturities as long as sixteen years and consequently is subject to greater market value volatility during periods of rising or falling interest rates. The current risk of the held-to-maturity portfolio is mitigated by the excess of market value over cost and represents only 7.0% of total assets at year end.

The Bank's Interest Rate Risk Management Committee monitors rate sensitive assets and liabilities and develops appropriate strategies and pricing policies. The committee, which meets monthly, consists of at least three members of senior management. The committee operates under quantifiable financial guidelines measuring interest rate risk as approved by the Bank's Board of Directors in the Interest Rate Risk Management Policy. The committee reports to the Board of Directors on a quarterly basis. The committee relies on, among other things, modeling simulations to project the potential effect of various rate scenarios on net interest income. The following table summarizes results of simulations as of December 31, 1998:

                                Projected Net        Increase      Percent
Change in Interest Rates       Interest Income      (Decrease)      Change
----------------------------------------------------------------------------
100 basis point rise             $12,077,526         $85,281         0.71%
No change                        $11,992,245            --            --
100 basis point decline          $11,907,964         $(84,281)     (0.70)%

The above results show the behavior of the Company's interest margin as rates move up and down using a technique known as rate shock. It simulates ramping rate changes over the next twelve months and the reinvestment of maturing cash flows and repricing of both earning assets and interest-bearing liabilities. In order to simulate activity, maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. The interest is recalculated for each level along with the new average yield. Net interest margin is then calculated and margin risk profile is developed.

The computations of the forecasted effects of hypothetical interest rate changes on projected net interest income are based on numerous assumptions. The calculations assume a constant yield curve and do not take into account any loan prepayments in the event of a decline in interest rates. The computed forecasted effects should not be relied upon as indicative of actual future results. Further, the computations do not contemplate any actions the Interest Rate Risk Management Committee could implement in response to changes in interest rates.

Management also measures the Company's exposure to interest rate risk by computing the estimated rate shocked economic value of equity. Under this technique the components of the balance sheet are marked-to-market to compute the market value of equity. It is similar to a liquidation value assuming all of the assets are sold at fair market value and all of the liabilities are paid off at fair market value. The market value volatility, risk, is a function of term. The longer the maturity term, the greater the volatility
(risk). Balances with very short terms have little market value risk, while long-term balances, such as those contained in the Bank's investment portfolio, have much greater market value risk.

Market value calculations are complex and require good cash flow information in order to be precise. The simulation model the Company utilizes approximates the average life of earning assets and interest-bearing liabilities and therefore the resulting market value computations are estimates. The average life calculations are then used as a proxy for duration. Duration is defined as the percent change in price, or market rates. Using this technique, the approximate market values for the major balance sheet categories are calculated for various rate changes. The market value of equity is equal to the market value of assets minus the market value of liabilities.

The following table presents the Company's projected change in the market value of equity for various levels of interest rates as of December 31, 1998.

Change in Interest       Estimated Market       Increase   Percent
Rates                     Value of Equity      (Decrease)   Change
------------------------------------------------------------------
100 basis point rise       $30,300,635        $(3,192,736) (9.53)%
No change                  $33,493,371             --         --
100 basis point decline    $36,688,717         $3,195,346   9.54%

This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained changes in prevailing market interest rates. As of December 31, 1998, the Company's estimated changes in the market value of equity are within limitations established by the Company's Board of Directors. Certain shortcomings are inherent in the method of analysis presented in the computation of market value of equity. Actual results may differ from those projections presented should market conditions vary from assumptions used in theses calculations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, including the notes thereto and the independent auditors' report, required by this item are contained in the sections captioned "Consolidated Financial Statements" and "Notes to the Consolidated Financial Statements" in the 1998 Annual Report and are incorporated herein by reference. The supplementary data required by this item is contained in the section captioned "Selected Financial Information" under the heading "Quarterly Financial Information".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not, within the 24 months before the date of the most recent financial statements, changed its accountants, nor have there been any disagreements on accounting and financial disclosures.


                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the section captioned "Proposal I-Election of Directors" in the Company's proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

Certain information with respect to the Company's other executive officers is set forth below:


  NAME                 AGE   POSITION
  Dennis J. Heim       39    Mr. Heim has served as Vice President of the
                             Company since 1995 and Treasurer since  1993.
                             Mr. Heim has also served as Senior Vice
                             President of the Bank since January 1999.  Mr.
                             Heim has held other positions with the Bank since 1983.

  Roger L. Lemmens     49    Mr. Lemmens has served as a Vice President of
                             the Bank since 1991 and prior thereto was an Assistant Vice President of the Bank since
                             1986. Mr. Lemmens has been a Branch Manager for the Bank since 1988. Mr. Lemmens has also served as a director of the Bank since
                             February 1993.  Roger L. Lemmens is the
                             brother of Darrell R. Lemmens, Chairman of the Board and President of the Company.

  John P. Olsen        48    Mr. Olsen has served as President of DACC
                             since 1986, as Treasurer since 1996 and as a director of DACC since 1985. Mr. Olsen has served as a Senior Vice President of the Bank since January 1999. Mr. Olsen has held other positions with the Bank since 1985.

  David  H. Radue      50    Mr. Radue has served as a director, Vice
                             President and Branch Manager of the Bank since
                             1986.  Mr. Radue was a director of the Maribel
                             Bank from 1984 until its consolidation with the Bank in 1986. Mr. Radue has also been a director of DACC since 1986.

  Glenn J. Whipp       48    Mr. Whipp has served as a director of the Bank
                             since 1983.  Mr. Whipp has also been a Vice
                             President and Branch Manager of the Bank since
                             1984.


ITEM 11. EXECUTIVE COMPENSATION

The information in the Company's proxy statement, prepared for the 1999 Annual Meeting of Shareholders, which contains information concerning this item, under the captions "Committees, Meetings and Compensation of Directors", "Executive Compensation", "Board Compensation Committee Report on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the Company's proxy statement, prepared for the 1999 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Voting Securities and Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the Company's proxy statement, prepared for the 1999 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Certain Relationships and Related Transactions," is incorporated herein by reference.


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) 1 and 2. Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are contained in the Annual Report to Shareholders and are incorporated herein by reference:

Consolidated Statements of Financial Condition as of December 31, 1998, 1997 and 1996

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

Independent Auditors' Report

Selected Financial Information

(a) 3.  The "Index to Exhibits" is shown below.

(b) The Company filed no reports on Form 8-K during the fourth quarter of 1998.

INDEX TO EXHIBITS
                           DENMARK BANCSHARES, INC.
                                  FORM 10-K
Exhibit
 Number            Description of Exhibit
-------           -----------------------
  3.1 Articles of Incorporation [Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-1 (No.33-46600), as amended]

  3.3 Restated Bylaws [Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (No.33-46600), as amended]

  4.1  Specimen Common Stock Certificate [Incorporated by reference to
       Exhibit 4.1 to the Company's registration statement on Form S-1 (No. 33-46600), as amended]

 11.1  Statement Re Computation of Per Share Earnings

13.1  Annual Report to Shareholders for the Fiscal Year Ended December 31, 1998

 21.1  List of Subsidiaries

 23.1  Consent of Williams Young, LLC

 27.1  Financial Data Schedule

                                  SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DENMARK BANCSHARES, INC.

                                        By: /s/ Darrell R. Lemmens
                                           Darrell R. Lemmens,
                                           Chairman of the Board,
                                           President and a Director

                                        Date:  March 16, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 By:   /s/ Darrell R. Lemmens             By:  /s/ Dennis J. Heim
     -------------------------               ---------------------
     Darrell R. Lemmens,                     Dennis J. Heim,
     Principal Executive Officer,            Vice President, Treasurer,
     Chairman of the Board,                  Principal Financial and
     President and Director                  Accounting Officer

 By:  /s/ Terese M. Deprey                By:   /s/  Mark E. Looker
     -------------------------               ---------------------
     Terese M. Deprey,                       Mark E. Looker,
     Secretary and Director                  Vice President and Director

 By:  /s/  B. E. Mleziva, DVM             By:  /s/  James E. Renier
     --------------------------              -------------------------
     B. E. Mleziva, DVM                      James E. Renier,
     Director                                Director

 By:   /s/  C. J. Stodola                 By: /s/  Norman F. Tauber
     -------------------------               -------------------------
     C. J. Stodola,                          Norman F. Tauber,
     Director                                Director

 By:  /s/  Thomas F. Wall
     -------------------------
     Thomas F. Wall,
     Director                                Date:  March 16, 1999