Form 10-Q
period 1999-03-31
DENMARK BANCSHARES INC
filed 1999-05-06
CIK 885531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1999
                                    OR
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

Yes [X]  No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
         Class                                  May 5, 1999
      Common Stock                                  55,061
     (no par value)

                           DENMARK BANCSHARES, INC.
                               TABLE OF CONTENTS


                         Quarterly Report On Form 10-Q
                     For The Quarter Ended March 31, 1999
                                                                      Page No.

PART I. Financial Information


          Item 1.   Financial Statements

                      Consolidated Statements of Financial Condition        3

                      Consolidated Statements of Income                     4

                      Consolidated Statements of Cash Flows                 5

                      Notes to Consolidated Financial Statements            6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           8


          Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk                                            10



Part II. Other Information


          Item 6.  Exhibit 27 -- Financial Data Schedule                   N/A






Signatures                                                                 11

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                       March 31,   December 31,
                                          1999         1998

                                       (UNAUDITED)
Assets                                 -----------  -----------
  Cash and due from banks               $7,852,158   $7,794,995
  Federal funds sold                     1,963,000    8,417,000
  Investment securities
    Available-for-sale, at fair value   23,893,937   25,074,309
    Held-to-maturity, at cost           19,914,078   19,834,609
                                       -----------  -----------
         Total Investment Securities   $43,808,015  $44,908,918
  Loans
    Commercial                          65,377,573   62,005,746
    Real estate                        140,393,447  135,267,085
    Installment                         18,006,294   16,927,234
    Other                                  740,140      786,082
                                      ------------ ------------
         Total Loans                  $224,517,454 $214,986,147
    Allowance for credit losses         (3,141,817)  (3,058,618)
                                      ------------ ------------
  Net Loans                           $221,375,637 $211,927,529

  Premises and equipment, net            3,317,383    3,343,253
  Accrued interest receivable            1,667,699    1,466,749
  Other assets                           4,151,807    4,326,031
                                      ------------ ------------
  TOTAL ASSETS                        $284,135,699 $282,184,475
                                      ============ ============
Liabilities
  Deposits
    Non-interest bearing               $23,448,034  $27,168,398
    Interest bearing                   189,060,841  184,881,335
                                      ------------ ------------
  Total Deposits                      $212,508,875 $212,049,733

  Other borrowed funds                  38,555,509   38,076,971
  Accrued interest payable               1,156,171    1,248,966
  Other liabilities                      1,196,600      668,138
                                      ------------ ------------
Total Liabilities                     $253,417,155 $252,043,808
                                      ------------ ------------
Stockholders' Equity
  Common stock, no par value
   authorized 320,000 shares;
   55,071 and 54,789
   outstanding respectively            $10,336,295  $10,336,295
  Paid in capital                          110,984       37,384
  Treasury stock                          (116,074)    (316,686)
  Retained earnings                     20,457,820   20,050,609
  Accumulated other comprehensive
   income:
    Unrealized gains (losses) on
     securities                            (70,481)      33,065
                                      ------------ ------------
Total Stockholders' Equity             $30,718,544  $30,140,667
                                      ------------ ------------
TOTAL LIABILITIES AND EQUITY          $284,135,699 $282,184,475
                                      ============ ============

The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                                   For the Quarter Ended  For the Quarter Ended
                                      March 31, 1999        March 31, 1998
                                   ---------------------  -------------------
Interest Income
Loans including fees                    $4,673,571            $4,348,412
 Interest and dividends
  on investment securities
  Taxable                                  398,228               249,502
  Exempt from federal tax                  329,778               304,836
 Federal funds sold                         52,976                98,115
                                        ----------            ----------
     Total Interest Income              $5,454,553            $5,000,865
                                        ----------            ----------
Interest Expense
 Deposits                               $2,166,321            $2,125,753
 Short-term borrowings                     298,495               326,871
 Long-term borrowings                      212,717               179,762
                                       -----------            ----------
     Total Interest Expense             $2,677,533            $2,632,386
                                       -----------            ----------
Net interest income                     $2,777,020            $2,368,479
                                       -----------            ----------
Provision for Credit Losses                 78,000                82,500
                                       -----------            ----------
Net interest income after provision     $2,699,020            $2,285,979
                                       -----------            ----------
Noninterest Income
 Service fees and commissions             $171,413              $179,432
 Other                                      84,903                45,989
                                       -----------            ----------
     Total Noninterest Income             $256,316              $225,421
                                       -----------            ----------
Noninterest Expense
 Salaries and employee benefits         $1,096,861            $1,020,414
 Occupancy expenses                        175,561               160,508
 Data processing expenses                  108,598                88,465
 Amortization of intangibles                52,834                52,876
 Other operating expenses                  302,361               255,603
                                       -----------            ----------
     Total Noninterest Expense          $1,736,215            $1,577,866
                                       -----------            ----------
Income before income taxes              $1,219,121              $933,534
Income tax expense                         357,575               252,814
                                       -----------            ----------
NET INCOME                                $861,546              $680,720
                                       -----------            ----------

Per Share
      Net income                            $15.70                $12.41
      Dividends declared                     $8.25                 $6.25

Weighted average shares outstanding         54,890                54,873

The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                      For the Quarter Ended
                                                        March 31,     March 31,
                                                          1999          1998
Cash flows from operating activities:                 ------------  ----------

  Net Income                                            $861,546      $680,720
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                         $88,466       $85,166
    Provision for credit losses                           78,000        82,500
    Amortization of intangibles                           52,834        52,876
    Amortization of bond premium                           8,125         9,887
    Accretion of bond discount                          (121,272)     (156,039)
    Gain on sale of other real estate                    (16,388)            0
    Increase in interest receivable                     (200,950)      (23,972)
    Decrease in interest payable                         (92,795)      (42,673)
    Other, net                                           459,483       303,264
                                                      -----------     ---------
 Net cash provided by operating activities            $1,117,049      $991,729
                                                      -----------     ---------
Cash flows from investing activities:
 Maturities of held-to-maturity securities              $305,000       $22,784
 Maturities of available-for-sale securities           1,320,088       939,511
 Purchases of held-to-maturity securities               (268,019)     (239,475)
 Purchases of available-for-sale securities             (313,108)     (582,626)
 Federal funds sold, net                               6,454,000     1,221,000
 Proceeds from sale of other real estate                 216,388             0
 Net increase in loans made to customers              (9,526,108)   (2,725,708)
 Capital expenditures                                    (62,596)      (24,707)
                                                     ------------  ------------
Net cash used by investing activities                ($1,874,355)  ($1,389,221)
                                                     ------------  ------------
Cash flows from financing activities:
 Net increase (decrease) in deposits                    $459,142     ($616,183)
 Proceeds from sale of treasury stock                    287,712             0
 Purchases of treasury stock                             (13,500)       (1,466)
 Dividends paid                                         (397,423)     (329,262)
 Debt proceeds                                         2,149,669     4,645,960
 Debt repayment                                       (1,671,131)   (5,160,044)
                                                     ------------  ------------
Net cash provided by financing activities               $814,469   ($1,460,995)
                                                     ------------  ------------
Net increase (decrease) in cash and cash equivalents      57,163    (1,858,487)
Cash and cash equivalents, beginning                   7,794,995     7,019,405)
                                                     ------------  ------------
  CASH & CASH EQUIVALENTS, ENDING                     $7,852,158    $5,160,918
                                                     ============  ============

The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE  1 - FINANCIAL STATEMENTS
The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments necessary to present fairly the financial position of Denmark Bancshares, Inc. (the "Company"), the results of operations and cash flows for the periods presented. All adjustments necessary for the fair presentation of the financial statements are of a recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

NOTE  2 - INVESTMENT SECURITIES
The amortized cost and estimated fair value of securities available-for-sale were as follows:
                                                March 31, 1999
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ----------- ---------- -----------
U.S. Government agencies           $13,497          $0       $162     $13,335
Mortgage-backed securities           8,844          53          9       8,888
Equity securities                    1,671           0          0       1,671
                               ----------- ----------- ---------- -----------
     Total                         $24,012         $53       $171     $23,894
                               =========== =========== ========== ===========

                                               December 31, 1998
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ----------- ---------- -----------
U.S. Government agencies           $13,497          $5         $0     $13,502
Mortgage-backed securities           9,168          59         12       9,215
Equity securities                    2,357           0          0       2,357
                               ----------- ----------- ---------- -----------
     Total                         $25,022         $64        $12     $25,074
                               =========== =========== ========== ===========

The amortized cost and estimated fair value of securities held-to-maturity were as follows:
                                                March 31, 1999
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ----------- ---------- -----------
State and local governments        $19,914      $1,621         $7     $21,528
                               ----------- ----------- ---------- -----------
     Total                         $19,914      $1,621         $7     $21,528
                               =========== =========== ========== ===========

                                              December 31, 1998
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ----------- ---------- -----------
State and local governments        $19,835      $1,779         $7     $21,607
                               ----------- ----------- ---------- -----------
     Total                         $19,835      $1,779         $7     $21,607
                               =========== =========== ========== ===========

DENMARK BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amortized cost and estimated fair values of securities at September 30, 1997 by maturity were as follows:
                                 Available-for-Sale        Held-to-Maturity
                                          Estimated                  Estimated
                            Amortized        Fair       Amortized       Fair
(In thousands)                 Cost         Value          Cost        Value
                            -----------  -----------  -----------  ----------
Due in 1 year or less            $1,267       $1,270         $859       $885
Due from one to five years       16,077       16,026        6,253      6,894
Due from five to ten years        4,997        4,927        6,748      7,246
Due after ten years                   0            0        6,054      6,503
Equity securities                 1,671        1,671            0          0
                            -----------  -----------  -----------  ----------
        Total                   $24,012      $23,894      $19,914    $21,528
                            ===========  ===========  ===========  ==========

Mortgage-backed securities are allocated according to their expected prepayments rather than their contractual maturities.


NOTE  3 - ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for credit losses were as follows:

                                 For the Three Months Ended  For the Year Ended
                                       Ended March 31,           December 31,
                                      1999         1998              1998
                                  -----------   -----------       ----------
Balance, beginning of period      $3,058,618    $2,825,921        $2,825,921
Provision charged to operations       78,000        82,500           390,000
Recoveries                             8,627        10,842            62,370
Charge-offs                           (3,427)      (11,357)         (219,673)
                                  -----------   -----------       -----------
Balance, end of period            $3,141,817    $2,907,906        $3,058,618
                                  ===========   ===========       ===========

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights
                                1st Qtr.  4th Qtr. 3rd Qtr.  2nd Qtr. 1st Qtr.
                                 1999       1998      1998    1998     1998
(In thousands)                 --------- --------- --------- -------- --------
Operating Results
Interest income                   $5,455    $5,490   $5,342   $5,217   $5,001
Interest expense                   2,678     2,739    2,740    2,661    2,632
Net interest income                2,777     2,751    2,602    2,556    2,369
Provision for credit losses           78       142       82       83       83
Noninterest income                   256       238      256      236      225
Noninterest expense                1,736     1,543    1,677    1,623    1,578
Net income                           862       898      788      771      681

Per Share Data
Net income per share              $15.70    $16.37   $14.37   $14.05   $12.41

(In thousands)
Financial Condition (1)
Loans                           $224,517  $214,986 $211,296 $206,899 $202,284
Allowance for credit losses        3,142     3,059    2,923    3,000    2,908
Investment securities             43,808    44,909   36,894   31,821   31,916
Assets                           284,136   282,184  274,162  262,434  251,267
Deposits                         212,509   212,050  204,146  192,926  188,513
Other borrowed funds              38,556    38,077   38,391   38,532   32,258
Stockholders' equity              30,719    30,141   29,739   28,890   28,131

Financial Ratios
Return on average equity          11.24%    12.04%   10.71%   10.69%    9.70%
Return on average assets           1.23%     1.31%    1.20%    1.20%    1.09%
Interest rate spread               3.42%     3.37%    3.33%    3.41%    3.21%
Average equity to average assets  10.95%    10.88%   11.18%   11.27%   11.19%
Allowance for credit losses
  to total loans (1)               1.40%     1.42%    1.38%    1.45%    1.44%

(1) As of the period ending.

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Net income for the quarter ended March 31, 1999, was $861,546, or $15.70 per share, an increase of $180,826 or 26.6%, compared to $680,720, or $12.41 per share, for the corresponding period in 1998. This increase was primarily the result of an increase in net interest income and higher noninterest income which more than offset increases in noninterest expense and income taxes.

Net interest income for the quarter ended March 31, 1999, was $2,777,020, an increase of $408,541 or 17.3%, compared to the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                              Increase (Decrease)
                                                Due to Change In
                                           Average      Average       Total
(In thousands)                             Balance        Rate       Change
------------------                        ----------------------------------
Interest income                               585        (131)       454
Interest expense                              264        (219)        45
                                              ---        -----       ---
Net interest income                           321          88        409
                                              ===          ==        ===

This increase in net interest income is primarily attributable to higher volume but was also aided by an increase in the net interest income spread. Average earning assets during the first quarter of 1999 increased by $28.3 million and average interest-bearing liabilities increased by $21.7 million compared to the first quarter of 1998. The Company's average interest rate spread was 3.42% during the first quarter of 1999 compared to 3.21% during the quarter ended March 31, 1998. The yield on earning assets decreased by twenty-one basis points while the cost of funds decreased by fourty-two basis points.

In the first quarter of 1999 the Company's provision for credit losses was $78,000 compared to $82,500 for the first quarter of 1998. Net recoveries were $5,200 in the first quarter of 1999 compared to net charge-offs of $515 during the first quarter of 1998.

Noninterest income for the three months ended March 31, 1999, was $256,316, an increase of $30,895 over the corresponding period in 1998. This increase is primarily the result of an increase of $17,021 from gains on the sales of other real estate and from higher appraisal fees which increased by $8,400.

Noninterest expense increased by $158,350 or 10% during the three months ended March 31, 1999, over the corresponding period in 1998. Salaries and benefits expense increased $76,447 or 7.5% over the corresponding period in 1998. This increase is primarily attributed to regular salary increases. Data processing expenses increased by $20,133 and occupancy expenses increased by $15,053. Management expects higher data processing expenses and occupancy expenses as a result of a planned remodeling of the Bellevue banking facility and technology improvements. The technology improvements include installation of local area networks at each branch office, installation of a software system that automates the process of opening new deposit accounts and the implementation of a bank wide online teller system. These technology improvements are intended to improve customer service, increase operating efficiency and replace a system that was not year 2000 compliant. Other operating expenses increased by $46,758 or 18.3 % higher than the first quarter of 1998. This is attributable to higher printing and supplies expense which increased by $18,756 and to higher marketing expenses which increased by $15,011.

Return on average assets in the first quarter of 1998 was 1.23%, compared to 1.09% for the corresponding period in 1998. Return on average equity in the first quarter of 1999 was 11.2%, compared to 9.7% for the corresponding period in the prior year.

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

Total assets increased by $2.0 million between December 31, 1998, and March 31, 1999. During the first three months of 1999 federal funds sold decreased by $6.5 million while total loans increased by $9.5 million.

The allowance for credit losses increased by $83,199 during the quarter ended March 31, 1999. The allowance equals 1.40% of total loans at March 31, 1999, compared to 1.42% at December 31, 1998. Nonaccrual loans totaled $3,950,963 at March 31, 1999, an increase of $13,851 over December 31, 1998. The Company's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.2% at March 31, 1999, compared to 2.4% at December 31, 1998. As of March 31, 1999, management has identified $12.6 million of potential problem loans. Potential problem loans are loans that are performing but have a greater risk of nonperformance.

Demand deposits decreased $3.7 million or 13.7% during the first quarter of 1999. Interest bearing deposits increased by $4.2 million or 2.3% between December 31, 1998, and March 31, 1999. Management attributes the decrease in demand deposits to a normal seasonal fluctuation.

Stockholders' equity increased by $577,877 to $30,718,544 as of March 31, 1999. As of March 31, 1999, the Company's leverage ratio was 10.1%, the risk-based core capital ratio was 14.3% and the risk-based total capital ratio was 15.5%. The Company and the Bank continue to maintain capital levels well above the regulatory minimum levels.

On March 16, 1999, the Company's board of directors declared a semiannual $8.25 per share dividend payable on July 1, 1999, to all shareholders of record on June 8, 1999.

Liquidity

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's needs for cash. Cash and cash equivalents increased by $57,163 during the first quarter of 1999. Loan repayments as well as net cash provided by operating activities amounting to $1.1 million and a decrease in federal funds sold of $6.5 million were the major sources of funds during the first quater of 1999. The net increase in loans of $9.5 million was the major use of cash during the first three months.

In addition to on-balance sheet sources of funds the Company also has off-balance sheet sources available to meet liquidity needs. The Company has unused lines of credit of $17.5 million as of March 31, 1999. Management believes the Company's liquidity position as of March 31, 1999, is adequate under current economic conditions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk position has not materially changed from that disclosed in the Company's 1998 Form 10-K Annual Report.


Part II - Other Information

      Item 6. Exhibits

                (a) Exhibit 27.0 Financial Data Schedule

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DENMARK BANCSHARES, INC.

 Date:    May 5, 1999              /s/  Darrell R. Lemmens
                                   ----------------------------
                                   Darrell R. Lemmens,
                                   Principal Executive Officer,
                                   Chairman of the Board,
                                   and President


 Date:    May 5, 1999              /s/  Dennis J. Heim
                                   -----------------------------
                                   Dennis J. Heim,
                                   Vice President and Treasurer,
                                   Principal Financial and
                                   Accounting Officer