Form 10-Q
period 1999-06-30
DENMARK BANCSHARES INC
filed 1999-08-13
CIK 885531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1999
                                    OR
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

Yes [X]  No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
         Class                                  August 11, 1999
      Common Stock                                  55,031
     (no par value)

                           DENMARK BANCSHARES, INC.
                               TABLE OF CONTENTS


                         Quarterly Report On Form 10-Q
                     For The Quarter Ended June 30, 1999
                                                                      Page No.

PART I. Financial Information


          Item 1.   Financial Statements

                      Consolidated Statements of Financial Condition        3

                      Consolidated Statements of Income                     4

                      Consolidated Statements of Cash Flows                 5

                      Notes to Consolidated Financial Statements            6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           8


          Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk                                            11



Part II. Other Information

          Item 4.  Submission of Matters to a Vote of Security Holders     11

          Item 6.  Exhibit 27 -- Financial Data Schedule                   N/A






Signatures                                                                 12

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                         June 30,      December 31,
                                           1999            1998
                                        (UNAUDITED)
Assets                                  -------------  -------------
  Cash and due from banks                 $6,305,917     $7,794,995
  Federal funds sold                               0      8,417,000
  Investment securities
    Available-for-sale, at fair value     22,027,605     25,074,309
    Held-to-maturity, at cost             22,024,486     19,834,609
                                         -----------    -----------
         Total Investment Securities     $44,052,091    $44,908,918
  Loans
    Commercial                            67,496,947     62,005,746
    Real estate                          151,412,605    135,267,085
    Installment                           18,286,469     16,927,234
    Other                                    683,911        786,082
                                        ------------   ------------
         Total Loans                    $237,879,932   $214,986,147
    Allowance for credit losses           (3,248,994)    (3,058,618)
                                        ------------   ------------
  Net Loans                             $234,630,938   $211,927,529

  Premises and equipment, net              3,567,397      3,343,253
  Accrued interest receivable              1,737,409      1,466,749
  Other assets                             4,216,212      4,326,031
                                       -------------  -------------
  TOTAL ASSETS                          $294,509,964   $282,184,475
                                       =============  =============
Liabilities
  Deposits
    Non-interest bearing                 $23,577,238    $27,168,398
    Interest bearing                     183,158,699    184,881,335
                                       -------------  -------------
  Total Deposits                        $206,735,937   $212,049,733

  Short-term borrowings                   38,500,852     22,400,273
  Accrued interest payable                 1,164,844      1,248,966
  Other liabilities                        1,056,401        668,138
  Long-term debt                          15,669,563     15,676,698
                                       -------------  -------------
Total Liabilities                       $263,127,597   $252,043,808
                                       -------------  -------------

Stockholders' Equity
  Common stock, no par value
   authorized 320,000 shares; 55,037
   and 54,789 outstanding respectively   $10,336,295    $10,336,295
  Paid in capital                            110,984         37,384
  Treasury stock                            (154,292)      (316,686)
  Retained earnings                       21,272,114     20,050,609
  Accumulated other comprehensive income
  Unrealized gains (losses) on securities   (182,734)        33,065
                                         ------------  -------------
Total Stockholders' Equity               $31,382,367    $30,140,667
                                        -------------  -------------
  TOTAL LIABILITIES AND EQUITY          $294,509,964   $282,184,475
                                        =============  =============

The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                              For the Quarter Ended  For the Six Months Ended
                              June 30,   June 30,   June 30,     June 30,
                                   1999      1998      1999        1998

Interest Income              ----------- -----------   ----------  -----------
 Loans including fees         $4,819,328  $4,579,523   $9,492,899   $8,927,935
 Interest and dividends on
  investment securities
  Taxable                        336,017     202,268      734,245      451,770
  Exempt from federal tax        339,382     318,105      669,160      622,941
 Federal funds sold                1,960     116,686       54,936      214,802
                             ----------- -----------   ----------- -----------
     Total Interest Income    $5,496,687  $5,216,582  $10,951,240  $10,217,448

Interest Expense
 Deposits                     $2,102,549  $2,120,507   $4,268,870   $4,246,260
 Short-term borrowings           451,321     327,952      749,816      654,823
 Long-term borrowings            215,034     211,790      427,751      391,552
                             ----------- -----------  -----------  -----------
     Total Interest Expense   $2,768,904  $2,660,249   $5,446,437   $5,292,635
                             ----------- -----------  -----------  -----------
Net interest income           $2,727,783  $2,556,333   $5,504,803   $4,924,813
Provision for Credit Losses       78,000      82,500      156,000      165,000
                             ----------- -----------  -----------  -----------
Net interest income after
provision                     $2,649,783  $2,473,833   $5,348,803   $4,759,813

Noninterest Income
 Service fees and commissions   $198,801    $191,013     $370,214     $370,446
 Investment security losses       (7,072)          0       (7,072)           0
 Other                            66,788      44,783      151,691       90,772
                             ----------- -----------  -----------  -----------
     Total Noninterest Income   $258,517    $235,796     $514,833     $461,218
                             ----------- -----------  -----------  -----------
Noninterest Expense
 Salaries and benefits        $1,110,221  $1,024,494   $2,207,082   $2,044,908
 Occupancy expenses              163,476     160,759      339,037      321,267
 Data processing expenses        109,299      81,366      217,897      168,161
 Amortization of intangibles      52,834      51,646      105,668      104,522
 Other operating expenses        325,686     304,773      628,047      562,046
                             ----------- -----------  -----------  -----------
Total Noninterest Expense     $1,761,516  $1,623,038   $3,497,731   $3,200,904
                             ----------- -----------  -----------  -----------
Income before income taxes    $1,146,784  $1,086,591   $2,365,905   $2,020,127
Income tax expense               332,753     315,715      690,328      568,529
                             ----------- -----------  -----------  -----------
NET INCOME                      $814,031    $770,876   $1,675,577   $1,451,598
                             =========== ===========  ===========  ===========
Per Share
      Net income                  $14.79      $14.05       $30.48       $26.46
      Dividends declared           $0.00       $0.00        $8.25        $6.25
Weighted average shares
 outstanding                      55,051      54,867       54,971       54,870

The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                   For the Six Months Ended
                                                    June 30,      June 30,
                                                      1999          1998
Cash flows from operating activities:            ------------  ------------
  Net Income                                       $1,675,577    $1,451,598
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                     $176,931      $170,331
    Provision for credit losses                       156,000       165,000
    Amortization of intangibles                       105,668       104,522
    Amortization of bond premium                       15,116        21,916
    Accretion of bond discount                       (240,845)     (307,397)
    Gain on sale of other real estate                 (16,388)            0
    Loss on sale of investments                         7,072             0
    Increase in interest receivable                  (270,660)     (153,187)
    Decrease in interest payable                      (84,122)     (215,604)
    Other, net                                        270,385       170,093
                                                  ------------  ------------
 Net cash provided by operating activities         $1,794,734    $1,407,272
                                                  ------------  ------------
Cash flows from investing activities:
 Maturities of held-to-maturity securities           $314,500       $24,784
 Maturities of available-for-sale securities        3,610,329     2,091,633
 Purchases of held-to-maturity securities          (2,272,762)   (1,629,475)
 Purchases of available-for-sale securities          (927,001)     (110,200)
 Federal funds sold, net                            8,417,000    (3,144,000)
 Proceeds from sale of other real estate              216,388             0
 Net increase in loans made to customers          (22,859,410)   (7,330,931)
 Capital expenditures                                (401,075)      (68,753)
                                                  ------------  ------------
Net cash used by investing activities            ($13,902,031) ($10,166,942)
                                                  ------------  ------------
 Net increase (decrease) in deposits              ($5,313,795)   $3,796,937
 Proceeds from sale of treasury stock                 287,712             0
 Purchases of treasury stock                          (51,718)      (15,122)
 Dividends paid                                      (397,423)     (329,262)
 Debt proceeds                                     16,804,728    11,595,960
 Debt repayment                                    (1,897,285)   (5,836,109)
                                                  ------------  ------------
Net cash provided by financing activities          $9,432,219    $9,212,404
                                                  ------------  ------------
Net increase (decrease) in cash and cash
 equivalents                                       (2,675,078)      452,734
Cash and cash equivalents, beginning                7,794,995     7,019,405
                                                  ------------  ------------
  CASH & CASH EQUIVALENTS, ENDING                  $5,119,917    $7,472,139
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

NOTE  2 - INVESTMENT SECURITIES
The amortized cost and estimated fair value of securities available-for-sale were as follows:
                                               June 30, 1999
                                             Gross       Gross     Estimated
                                Amortized  Unrealized  Unrealized     Fair
                                   Cost      Gains       Losses      Value
(In Thousands)                  ----------- ---------- ---------- -----------
U.S. Government agencies           $13,497         $0       $287    $13,210
Mortgage-backed securities           6,544         19         30      6,533
Equity securities                    2,285          0          0      2,285
                                ----------- ---------- ---------- -----------
     Total                         $22,326        $19       $317    $22,028
                                =========== ========== ========== ===========

                                             December 31, 1998
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized     Fair
(In thousands)                     Cost       Gains     Losses       Value
                               ----------- ---------- ---------- -----------
U.S. Government agencies           $13,497         $5         $0     $13,502
Mortgage-backed securities           9,168         59         12       9,215
Equity securities                    2,357          0          0       2,357
                               ----------- ---------- ---------- -----------
     Total                         $25,022        $64        $12     $25,074
                               =========== ========== ========== ===========

The amortized cost and estimated fair value of securities held-to-maturity were as follows:
                                                June 30, 1999
                                             Gross       Gross      Estimated
                                Amortized  Unrealized  Unrealized     Fair
                                   Cost      Gains       Losses      Value
(In thousands)                 -----------  --------- ----------- ----------
State and local governments        $22,024     $1,084       $119    $22,989
                               -----------  --------- ----------- ----------
     Total                         $22,024     $1,084       $119    $22,989
                               ===========  ========= =========== ==========

                                             December 31, 1998
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized      Fair
(In thousands)                     Cost       Gains      Losses       Value
                               ----------- ----------- ---------- -----------
State and local governments        $19,835      $1,779         $7    $21,607
                               ----------- ----------- ----------- ----------
     Total                         $19,835      $1,779         $7    $21,607
                               =========== =========== =========== ==========

DENMARK BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amortized cost and estimated fair values of securities at June 30, 1999, by maturity were as follows:
                              Available-for-Sale     Held-to-Maturity
                                          Estimated               Estimated
                              Amortized      Fair     Amortized      Fair
(In thousands)                  Cost        Value       Cost        Value
                            ----------- ----------- ----------- -----------
Due in 1 year or less            $1,076      $1,066        $879        $891
Due from one to five years       18,435      18,148       6,459       6,981
Due from five to ten years          530         529       6,773       7,076
Due after ten years                   0           0       7,913       8,041
Equity securities                 2,285       2,285           0           0
                            ----------- ----------- ----------- -----------
        Total                   $22,326     $22,028     $22,024     $22,989
                            =========== =========== =========== ===========

Mortgage-backed securities are allocated according to their expected prepayments rather than their contractual maturities.


NOTE  3 - ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for credit losses were as follows:
                                                                For the Year
                                      For the Six Months Ended      Ended
                                        June 30,      June 30,   December 31,
                                          1999          1998        1998
                                     -----------    -----------  -----------
Balance, beginning of period          $3,058,618     $2,825,921   $2,825,921
Provision charged to operations          156,000        165,000      390,000
Recoveries                                39,330         19,960       62,370
Charge-offs                               (4,954)       (11,357)    (219,673)
                                      -----------    -----------  -----------
Balance, end of period                $3,248,994     $2,999,524   $3,058,618
                                      ===========    ===========  ===========

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights
                              2nd Qtr.  1st Qtr. 4th Qtr.  3rd Qtr. 2nd Qtr.
                                 1999      1999     1998      1998     1998
(In thousands)               --------- -------- --------  --------  --------
Operating Results
Interest income                 $5,497   $5,455    $5,490   $5,342   $5,217
Interest expense                 2,769    2,678     2,739    2,740    2,661
Net interest income              2,728    2,777     2,751    2,602    2,556
Provision for credit losses         78       78       142       82       83
Noninterest income                 259      256       238      256      236
Noninterest expense              1,762    1,736     1,543    1,677    1,623
Net income                         814      862       898      788      771

Per Share Data
Net income per share            $14.79   $15.69    $16.37   $14.37   $14.05

(In thousands)

Financial Condition (1)
Loans                         $237,880 $224,517  $214,986 $211,296 $206,899
Allowance for credit losses      3,249    3,142     3,059    2,923    3,000
Investment securities           44,052   43,808    44,909   36,894   31,821
Assets                         294,510  284,136   282,184  274,162  262,434
Deposits                       206,736  212,509   212,050  204,146  192,926
Other borrowed funds            54,170   38,556    38,077   38,391   38,532
Stockholders' equity            31,382   30,719    30,141   29,739   28,890

Financial Ratios
Return on average equity        10.43%   11.24%    12.04%   10.71%   10.69%
Return on average assets         1.13%    1.23%     1.31%    1.20%    1.20%
Interest rate spread             3.22%    3.42%     3.37%    3.33%    3.41%
Average equity to average
  assets                        10.80%   10.95%    10.88%   11.18%   11.27%
Allowance for credit losses
  to total loans (1)             1.37%    1.40%     1.42%    1.38%    1.45%

(1)  As of the period ending.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the quarter ended June 30, 1999, was $814,031, or $14.79 per share, an increase of $43,155 or 6%, compared to $770,876, or $14.05 per share, for the corresponding period in 1998. This increase was primarily the result of an increase in net interest income which more than offset increases in noninterest expenses.

Net interest income for the quarter ended June 30, 1999, was $2,727,783, an increase of $171,450 over the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                              Increase (Decrease)
                                                Due to Change In
                                           Average      Average       Total
(In thousands)                             Balance        Rate       Change
------------------                        ----------------------------------
Interest income                              $713       $(433)       280
Interest expense                              357        (248)       109
                                             ----        -----       ---
Net interest income                          $356       $(185)       171
                                             ====        =====       ===

This increase was attributable to higher volume as average earning assets during the second quarter of 1999 increased by $32.6 million and average interest-bearing liabilities increased by $27.0 million compared to the second quarter of 1998. This offset the decrease in net interest income resulting from a lower margin as the Company's average interest rate spread was 3.22% during the second quarter of 1999 compared to 3.41% during the quarter ended June 30, 1998. The yield on earning assets decreased by sixty basis points while the cost of funds by decreased by forty-one basis points.

In the second quarter of 1999 the Company's provision for credit losses was $78,000 compared to $82,500 for the second quarter of 1998. Net recoveries were $29,117 in the second quarter of 1999 compared to net recoveries of $9,118 during the second quarter of 1998.

Noninterest expense increased by $138,478 or 9% during the three months ended June 30, 1999, over the corresponding period in 1998. Salaries and benefits expense increased $85,727 or 8% over the corresponding period in 1998. This increase is primarily attributed to regular salary increases. Data processing expenses increased by $27,933. This increase is the result of technology improvements being implemented by the Bank. The improvements include the installation of local area networks at each branch office, installation of a software system that automates the process of opening new deposit accounts and the implementation of a bank wide on-line teller system. These technology improvements are intended to improve customer service, increase operating efficiency and replace a system that was not year 2000 compliant.

Return on average assets in the second quarter of 1999 was 1.13%, compared to 1.20% for the corresponding period in 1998. Return on average equity in the second quarter of 1999 was 10.4%, compared to 10.7% for the corresponding period in the prior year.

Financial Condition

Total assets increased by $12,325,489 between December 31, 1998, and June 30, 1999. Federal funds sold decreased by $8,417,000 during the six months ended June 30, 1999. Loan demand was strong as total loans increased by $22,893,785 during the first six months of 1999. In addition, the Bank sold $5.7 million of residential real estate loans to the secondary mortgage market during the first six months.

The allowance for credit losses increased by $190,376 during the six month period ended June 30, 1999. The allowance equals 1.37% of total loans at June 30, 1999, compared to 1.42% at December 31, 1998. Nonaccrual loans totaled $7,061,224 at June 30, 1999, an increase of $3,124,112 over December 31, 1998. The increase in nonaccrual loans is primarily the result of loans to two borrowers experiencing financial difficulties. Loans totaling $1.8 million secured by mortgages on apartment buildings were restructured into a single loan during the second quarter of 1999. Management considers this
restructured loan adequately secured.   Loans totaling $1.1 million secured
by mortgages on commercial properties were also restructured during the second quarter. This borrower also has $1.6 million of loans secured by personal property. As of the filing date of this form, management is in the process of evaluating the collateral position of this line and believes that a charge-off between $250,000 to $500,000 is likely. The Company's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.8% at June 30, 1999, compared to 2.4% at December 31, 1998. As of June 30, 1999, management has identified $12.8 million of potential problem loans. Potential problem loans are loans that are performing but have a greater risk of nonperformance.

Demand deposits decreased $3,591,160 or 13.2% during the first six months of 1999. Management attributes the decrease in demand deposits to a normal seasonal fluctuation. Interest bearing deposits decreased by $1,722,636 or 0.9% between December 31, 1998, and June 30, 1999. The decrease in interest bearing deposits is primarily the result of a $4.5 million decrease in certificates of deposit from a local business depositor. These funds were deposited during the third quarter of 1998 and were expected to be withdrawn at maturity.

Other borrowed funds increased by $16,093,443 or 42.3% during the first six months of 1999. The Company utilized other borrowings to fund loan growth.

Stockholders' equity increased by $1,241,700 to $31,382,367 as of June 30, 1999. As of June 30, 1999, the Company's leverage ratio was 10.0%, the risk-based core capital ratio was 13.8% and the risk-based total capital ratio was 15.1%. The Company and the Bank continue to maintain capital levels well above the regulatory minimum levels.

Liquidity

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's needs for cash. Cash and cash equivalents decreased by $1.5 million during the first six months of 1999. Loan repayments as well as net cash provided by operating activities amounting to $1.8 million, the decrease in federal funds sold of $8.4 million and the net increase of $16.1 million in borrowed funds, as shown in the Consolidated Statement of Cash Flows, were the major sources of funds during the first six months of 1999. The net increase in loans of $22.9 million and the net decrease in deposits of $5.3 million were the major uses of cash during the first six months.

In addition to on-balance sheet sources of funds the Company also has off-balance sheet sources available to meet liquidity needs. The Company has unused lines of credit of $16.7 million as of June 30, 1999. The Company has commitments to extend credit of $28.2 million as of June 30, 1999. Management believes the Company's liquidity position as of June 30, 1999, is adequate under current economic conditions.

Year 2000

The Company's year 2000 preparedness is proceeding on schedule. The year 2000 compliant item processing system was installed in March and became fully operational during the second quarter of 1999. The local area network software was also upgraded to a year 2000 compliant version during the second quarter of 1999. The Company approved a y2k customer awareness plan. The purpose of the plan is to provide customers with adequate information concerning the Company's year 2000 preparation. The Company also completed a formal contingency plan that details plans for resumption of business activity in the event of a system failure.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk position has not materially changed from that disclosed in the Company's 1998 Form 10-K Annual Report.

Part II -- Other Information

Item 4.     Submission of Matters to a Vote of Security Holders

   (a)      The Company held its Annual Meeting of Shareholders on
            April 28, 1999.

   (b) Directors elected at the Annual Meeting were Darrell R. Lemmens, C.J. Stodola and Norman F. Tauber. Directors whose term of office continued after the meeting were Terese M. Deprey, Mark E. Looker, B.E. Mleziva, D.V.M., James E. Renier, and Thomas F. Wall.

   (c) The matters voted upon and the results of the voting were as follows:

        (1) The shareholders elected the following nominees to the Board of Directors to serve a three year term expiring in 2002:

            Nominees                         For       Withheld
            -----------------------        ------      --------
            Darrell R. Lemmens             49,322          50
            C. J. Stodola                  49,322          50
            Norman F. Tauber               49,322          50

        (2) The ratification of the appointment of Williams, Young and Associates, LLC as independent public accountants for the year ending December 31, 1999.

                        For                Against       Abstain
                      ------               -------       -------
                      49,228                  0            144


Item 6.    Exhibits

                (a) Exhibit 27.0 Financial Data Schedule

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DENMARK BANCSHARES, INC.

 Date:     August 11, 1999         /s/  Darrell R. Lemmens
                                   ----------------------------
                                   Darrell R. Lemmens,
                                   Principal Executive Officer,
                                   Chairman of the Board,
                                   and President


 Date:    August 11, 1999          /s/  Dennis J. Heim
                                   -----------------------------
                                   Dennis J. Heim,
                                   Vice President and Treasurer,
                                   Principal Financial and
                                   Accounting Officer