Form 10-Q
period 1999-09-30
DENMARK BANCSHARES INC
filed 1999-11-12
CIK 885531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1999

                                    OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ______ to _______

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

Yes [X]  No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
         Class                                  November 9, 1999
      Common Stock                                  55,005
     (no par value)



                           DENMARK BANCSHARES, INC.
                               TABLE OF CONTENTS

                         Quarterly Report On Form 10-Q
                   For The Quarter Ended September 30, 1999
                                                                      Page No.

PART I. Financial Information


          Item 1.  Financial Statements

                      Consolidated Statements of Financial Condition        3

                      Consolidated Statements of Income                     4

                      Consolidated Statements of Cash Flows                 5

                      Notes to Consolidated Financial Statements            6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            8


          Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk                                            11


Part II. Other Information


          Item 6.  Exhibit 27 -- Financial Data Schedule                  N/A






Signatures                                                                 12


DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                      September 30,   December 31,
                                           1999          1998
                                        (UNAUDITED)
Assets                                 -------------  -------------
  Cash and due from banks                 $5,782,674     $7,794,995
  Federal funds sold                       1,715,000      8,417,000
  Investment securities
    Available-for-sale, at fair value     20,862,503     25,074,309
    Held-to-maturity, at cost             23,460,043     19,834,609
                                          ----------     ----------
         Total Investment Securities     $44,322,546    $44,908,918
  Loans
    Commercial                            68,323,398     62,005,746
    Real estate                          160,750,311    135,267,085
    Installment                           18,799,785     16,927,234
    Other                                    782,825        786,082
                                         -----------    -----------
         Total Loans                    $248,656,319   $214,986,147
    Allowance for credit losses           (3,279,501)    (3,058,618)
                                        -------------  -------------
  Net Loans                             $245,376,818   $211,927,529

  Premises and equipment, net              3,639,695      3,343,253
  Accrued interest receivable              1,700,487      1,466,749
  Other assets                             4,425,120      4,326,031
                                        ------------   ------------
  TOTAL ASSETS                          $306,962,340   $282,184,475
                                       =============  =============
Liabilities
  Deposits
    Non-interest bearing                 $22,498,005    $27,168,398
    Interest bearing                     184,507,897    184,881,335
                                         -----------    -----------
  Total Deposits                        $207,005,902   $212,049,733

  Short-term borrowings                   50,297,189     22,400,273
  Accrued interest payable                 1,268,329      1,248,966
  Other liabilities                        1,170,377        668,138
  Long-term debt                          15,668,288     15,676,698
                                          ----------     ----------
Total Liabilities                       $275,410,085   $252,043,808
                                       -------------  -------------
Stockholders' Equity
  Common stock, no par value
   authorized 320,000 shares; 55,027
   and 54,789 outstanding respectively   $10,336,295    $10,336,295
  Paid in capital                            110,984         37,384
  Treasury stock                            (165,804)      (316,686)
  Retained earnings                       21,518,849     20,050,609
 Accumulated other comprehensive income
  Unrealized gains (losses) on securities   (248,069)        33,065
                                          -----------   ------------
Total Stockholders' Equity               $31,552,255    $30,140,667
                                        -------------  -------------
Total Liabilities and Equity            $306,962,340   $282,184,475
                                        ============   ============

The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                                For the Quarter Ended For the Nine Months Ended
                                       September 30,         September 30,
                                     1999      1998        1999        1998
Interest Income                  ---------- ---------- ----------- -----------
 Loans including fees            $4,845,988 $4,656,928 $14,338,887 $13,584,863
 Interest and dividends on
investment securities
  Taxable                           303,875    187,740   1,038,120     639,510
  Exempt from federal tax           370,954    351,921   1,040,114     974,862
 Federal funds sold                   4,005    145,886      58,941     360,687
                                ----------- ---------- ----------- -----------
     Total Interest Income       $5,524,822 $5,342,475 $16,476,062 $15,559,922

Interest Expense
 Deposits                        $2,142,336 $2,181,524  $6,411,206  $6,427,784
 Short-term borrowings              603,119    341,694   1,352,935     996,517
 Long-term borrowings               217,352    217,442     645,103     608,994
                                ----------- ---------- ----------- -----------
     Total Interest Expense      $2,962,807 $2,740,660  $8,409,244  $8,033,295
                                ----------- ---------- ----------- -----------
Net interest income              $2,562,015 $2,601,815  $8,066,818  $7,526,627
Provision for Credit Losses          78,000     82,500     234,000     247,500
                                ----------- ----------  ---------- -----------
Net interest income after
provision                        $2,484,015 $2,519,315  $7,832,818  $7,279,127

Noninterest Income
 Service fees and commissions      $207,777   $216,747    $577,991    $587,193
 Investment security gains(losses)    4,494          0      (2,578)          0
 Other                               57,968     39,280     209,659     130,052
                                 ---------- ---------- ------------ ----------
     Total Noninterest Income      $270,239   $256,027    $785,072    $717,245
                                 ---------- ---------- ------------ ----------
Noninterest Expense
 Salaries and employee benefits  $1,124,971 $1,058,377  $3,332,053  $3,103,285
 Occupancy expenses                 167,467    160,655     506,504     481,922
 Data processing expenses           102,049     73,978     319,946     242,139
 Amortization of intangibles         52,834     52,834     158,503     157,356
 Other operating expenses           294,871    331,431     922,918     893,477
                                 ---------- ---------- -----------  ----------
     Total Noninterest Expense   $1,742,192 $1,677,275  $5,239,924  $4,878,179
                                 ---------- ---------- -----------  ----------
Income before income taxes       $1,012,062 $1,098,067  $3,377,966  $3,118,193
Income tax expense                  270,083    309,694     960,411     878,223
                                 ---------- ---------- -----------  ----------
NET INCOME                         $741,979   $788,373  $2,417,555  $2,239,970
                                 ========== ========== ===========  ==========
Per Share
      Net income                     $13.48     $14.37      $43.96      $40.83
      Dividends declared              $9.00      $0.00      $17.25       $6.25
Weighted average shares
  outstanding                        55,032     54,858      54,992      54,866

The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                   For the Nine Months Ended
                                                          September 30,
                                                        1999         1998
Cash flows from operating activities:               ------------ ------------
  Net Income                                          $2,417,555   $2,239,970
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                        $265,397     $256,497
    Provision for credit losses                          234,000      247,500
    Amortization of intangibles                          158,503      157,356
    Amortization of bond premium                          22,626       32,843
    Accretion of bond discount                          (362,712)    (469,268)
    Gain on sale of other real estate                    (16,388)           0
    Loss on sale of investments                            2,578            0
    Increase in interest receivable                     (233,738)    (139,043)
    Increase (decrease) in interest payable               19,363     (145,049)
    Other, net                                           192,705      286,923
                                                    ------------ ------------
 Net cash provided by operating activities            $2,699,889   $2,467,729
                                                    ------------ ------------
Cash flows from investing activities:
 Maturities of held-to-maturity securities              $314,500      $24,784
 Maturities of available-for-sale securities           4,716,058    3,986,648
 Purchases of held-to-maturity securities             (3,590,252)  (2,774,475)
 Purchases of available-for-sale securities             (973,438)  (5,687,867)
 Federal funds sold, net                               6,702,000   (5,670,000)
 Proceeds from sale of other real estate                 216,388            0
 Net increase in loans made to customers             (33,753,288) (12,086,856)
 Capital expenditures                                   (561,840)    (257,374)
                                                    ------------ ------------
Net cash used by investing activities               ($26,929,872)($22,465,140)
                                                    ------------ ------------
Cash flows from financing activities:
 Net increase (decrease) in deposits                 ($5,043,831) $15,017,291
 Proceeds from sale of treasury stock                    287,712            0
 Purchases of treasury stock                             (63,230)     (15,122)
 Dividends paid                                         (851,495)    (672,125)
 Debt proceeds                                        30,111,968   12,646,356
 Debt repayment                                       (2,223,462)  (7,027,196)
                                                    ------------ ------------
Net cash provided by financing activities            $22,217,662  $19,949,204
                                                    ------------ ------------
Net decrease in cash and cash equivalents             (2,012,321)     (48,207)
Cash and cash equivalents, beginning                   7,794,995    7,019,405
                                                    ------------ ------------
  CASH & CASH EQUIVALENTS, ENDING                     $5,782,674   $6,971,198
                                                    ============ ============
Supplemental schedule of noncash investing
and financing activities:
    Loans transferred to other real estate               $70,000     $200,000
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

NOTE  2 - INVESTMENT SECURITIES
The amortized cost and estimated fair value of securities available-for-sale were as follows:
                                            September 30, 1999
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ----------- ---------- -----------
U.S. Government agencies           $13,498          $0       $388     $13,110
Mortgage-backed securities           5,439          14         31       5,422
Equity securities                    2,331           0          0       2,331
                               ----------- ----------- ---------- -----------
     Total                         $21,268         $14       $419     $20,863
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

The amortized cost and estimated fair value of securities held-to-maturity were as follows:
                                            September 30, 1999
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ----------- ---------- -----------
State and local governments        $23,460        $846       $315     $23,991
                               ----------- ----------- ---------- -----------
     Total                         $23,460        $846       $315     $23,991

                                            December 31, 1998
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ----------- ---------- -----------
State and local governments        $19,835      $1,779         $7     $21,607
                                ---------- ----------- ---------- -----------
     Total                         $19,835      $1,779         $7     $21,607

DENMARK BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


The amortized cost and estimated fair values of securities at September 30, 1999, by maturity were as follows:

                                 Available-for-Sale     Held-to-Maturity
                                          Estimated             Estimated
                              Amortized      Fair    Amortized     Fair
(In thousands)                   Cost       Value       Cost      Value
                               ---------- ---------- ---------- ----------
Due in 1 year or less                $887       $886     $1,295     $1,314
Due from one to five years         17,570     17,172      2,708      6,548
Due from five to ten years            480        474      3,421      7,272
Due after ten years                     0          0      7,023      8,857
Equity securities                   2,331      2,331      9,013          0
                               ---------- ---------- ---------- ----------
        Total                     $21,268    $20,863    $23,460    $23,991
                               ========== ==========  ========= ==========

Mortgage-backed securities are allocated according to their expected prepayments rather than their contractual maturities.


NOTE  3 - ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for credit losses were as follows:

                                                                 For the Year
                                     For the Nine Months Ended      Ended
                                             September 30,       December 31,
                                           1999          1998         1998
                                       -----------   -----------  -----------
Balance, beginning of period            $3,058,618    $2,825,921   $2,825,921
Provision charged to operations            234,000       247,500      390,000
Recoveries                                  56,029        47,141       62,370
Charge-offs                                (69,145)     (197,074)    (219,673)
                                       -----------   -----------  -----------
Balance, end of period                  $3,279,501    $2,923,488   $3,058,618

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights
                                3nd Qtr.  2nd Qtr.  1st Qtr. 4th Qtr. 3rd Qtr.
                                    1999     1999      1999     1998     1998
(In thousands)                 --------- --------- -------- --------- --------
Operating Results
Interest income                   $5,525    $5,497   $5,455    $5,490   $5,342
Interest expense                   2,963     2,769    2,678     2,739    2,740
Net interest income                2,562     2,728    2,777     2,751    2,602
Provision for credit losses           78        78       78       142       82
Noninterest income                   270       259      256       238      256
Noninterest expense                1,742     1,762    1,736     1,543    1,677
Net income                           742       814      862       898      788

Per Share Data
Net income per share              $13.48    $14.79   $15.69    $16.37   $14.37

(In thousands)

Financial Condition (1)
Loans                           $248,656  $237,880 $224,517  $214,986 $211,296
Allowance for credit losses        3,280     3,249    3,142     3,059    2,923
Investment securities             44,323    44,052   43,808    44,909   36,894
Assets                           306,962   294,510  284,136   282,184  274,162
Deposits                         207,006   206,736  212,509   212,050  204,146
Other borrowed funds              65,965    54,170   38,556    38,077   38,391
Stockholders' equity              31,552    31,382   30,719    30,141   29,739


Financial Ratios
Return on average equity           9.30%    10.43%   11.24%    12.04%   10.71%
Return on average assets           0.99%     1.13%    1.23%     1.31%    1.20%
Interest rate spread               2.83%     3.22%    3.42%     3.37%    3.33%
Average equity to average
  assets                          10.61%    10.80%   10.95%    10.88%   11.18%
Allowance for credit losses
  to total loans (1)               1.32%     1.37%    1.40%     1.42%    1.38%

(1)  As of the period ending.

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

     Net income for the quarter ended September 30, 1999, was $741,979, or $13.48 per share, a decrease of $46,394 or 6%, compared to $788,373, or $14.37 per share, for the corresponding period in 1998. This decrease was primarily the result of lower net interest income and higher noninterest expenses which more than offset increases in noninterest income and lower income taxes.

    Net interest income for the quarter ended September 30, 1999, was $2,562,015 a decrease of $39,800 over the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                              Increase (Decrease)
                                                Due to Change In
                                  Average      Average  Nonaccrual   Total
(In thousands)                    Balance        Rate    Interest    Change
                                  -------      -------  ----------   ------
Interest income                      833        (484)      (167)      182
Interest expense                     450        (228)                 222
                                     ---         ---       -----      ---
Net interest income                  383        (256)      (167)      (40)
                                     ===        =====      =====      ====

    The decrease in net interest income is primarily attributable to lower net interest spread which offset increased net interest income generated by larger volume. The Company's average interest rate spread was 2.83% during the third quarter of 1999 compared to 3.33% during the quarter ended September 30, 1998. The average interest rate spread was negatively impacted by an increase in nonperforming loans during the third quarter of 1999. Total interest due on nonperforming loans increased by $167,000 during the quarter. The yield on earning assets decreased by 85 basis points while the cost of funds decreased by 35 basis points. Average earning assets increased by $37.1 million during the third quarter of 1999 and average interest-bearing liabilities increased by $33.5 million compared to the third quarter of 1998. The increases in volume improved net interest income by $383,000.

     In the third quarter of 1999 the Company's provision for credit losses was $78,000 compared to $82,500 for the third quarter of 1998. Net charge-offs were $47,493 in the third quarter of 1999 compared to net charge-offs of $158,535 during the third quarter of 1998.

     Noninterest income for the three months ended September 30, 1999, was $270,239, an increase of $14,212 over the corresponding period in 1998. This increase is primarily the result of an increase of $19,554 in ATM surcharges and check card fees.

     Noninterest expense increased by $64,917 or 4% during the three months ended September 30, 1999, over the corresponding period in 1998. Salaries and benefits expense increased $66,594 or 6% over the corresponding period in 1998. This increase is primarily attributed to the hiring of additional staff members and regular salary increases. Data processing expenses increased by $28,071. This increase is the result of technology improvements being implemented by the Bank. The improvements include the installation of local area networks at each branch office, installation of a software system that automates the process of opening new deposit accounts and the implementation of a bank wide on-line teller system. These technology improvements are intended to improve customer service, increase operating efficiency and replace a system that was not year 2000 compliant.

     Return on average assets in the third quarter of 1999 was .99%, compared to 1.20% for the corresponding period in 1998. Return on average equity in the third quarter of 1999 was 9.3%, compared to 10.7% for the corresponding period in the prior year.

FINANCIAL CONDITION

     Total assets increased by $24,777,865 between December 31, 1998, and September 30, 1999. Federal funds sold decreased by $6,702,000 during the nine months ended September 30, 1999. Loan demand continues to be strong as total loans increased by $33,670,172 during the first nine months of 1999. In addition, the Bank sold $6.7 million of residential real estate loans to the secondary mortgage market during the first nine months.

     The allowance for credit losses increased by $220,883 during the nine months ended September 30, 1999. The allowance equals 1.32% of total loans at September 30, 1999, compared to 1.42% at December 31, 1998. Nonaccrual loans totaled $10,984,894 at September 30, 1999, an increase of $7,047,782 over December 31, 1998. The increase in nonaccrual loans is primarily the result of loans to two borrowers experiencing financial difficulties. Loans totaling $1.8 million secured by mortgages on apartment buildings were restructured into a single loan during the second quarter of 1999. This loan is performing as agreed and will be returned to accruing status if performance continues.
Management considers this restructured loan adequately secured.   Loans
totaling $1.1 million secured by mortgages on commercial properties were also restructured during the second quarter. This borrower also has $1.5 million of loans secured by personal property. Management decided to discontinue accruing interest on all of the loans to this borrower because reasonable doubt exists as to the full, timely collection of interest or principal. As of the time of this filing nonaccrual loans totaled $8.5 million.

     The Company's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 5.2% at September 30, 1999, compared to 2.4% at December 31, 1998. As of September 30, 1999, management has identified $11.7 million of potential problem loans. Potential problem loans are loans that are performing but have a greater risk of nonperformance.

     Demand deposits decreased $4,670,393 during the first nine months of 1999. Management attributes the decrease in demand deposits to a normal seasonal fluctuation. Interest bearing deposits decreased by $373,438 between December 31, 1998, and September 30, 1999. The decrease in interest bearing deposits is primarily the result of a $4.5 million decrease in certificates of deposit from a local business depositor. These funds were deposited during the third quarter of 1998 and were withdrawn as expected at maturity during the second quarter of this year. Management attributes the lack of deposit growth to a very competitive local market.

     Short-term borrowings increased by $27,896,916 the first nine months of 1999. The Company utilized short-term borrowings to fund loan growth.

     Stockholders' equity increased by $1,411,588 to $31,552,255 as of September 30, 1999. The Company and the Bank continue to maintain capital levels well above the regulatory minimum levels. As of September 30, 1999, the Company's leverage ratio was 9.7%, the risk-based core capital ratio was 13.4% and the risk-based total capital ratio was 14.6%.

     On September 7, 1999, the Company's Board of Directors declared a semiannual $9.00 per share dividend payable on January 3, 2000, to all shareholders of record on December 14, 1999.

LIQUIDITY

     Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's needs for cash. Cash and cash equivalents decreased by $2.0 million during the first nine months of 1999. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. The federal funds sold totaling $1.7 million and the available-for-sale investment portfolio amounting to $20.9 million as of September 30, 1999, are readily convertible to cash if needed for liquidity purposes.

     In addition to on-balance sheet sources of funds the Company also has off-balance sheet sources available to meet liquidity needs. The Company has unused lines of credit of $15.4 million as of September 30, 1999. The Company has commitments to extend credit of $26.3 million as of September 30, 1999. Management believes the Company's liquidity position as of September 30, 1999, is adequate under current economic conditions.

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


                                   DENMARK BANCSHARES, INC.

 Date:    November 11, 1999        /s/  Darrell R. Lemmens
                                   Darrell R. Lemmens,
                                   Principal Executive Officer,
                                   Chairman of the Board,
                                   and President


 Date:    November 11, 1999        /s/  Dennis J. Heim
                                   Dennis J. Heim,
                                   Vice President and Treasurer,
                                   Principal Financial and
                                   Accounting Officer