Form 10-K405
period 1999-12-31
DENMARK BANCSHARES INC
filed 2000-03-30
CIK 885531

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999

                                     OR

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                       Commission file number 0-21554

                          DENMARK BANCSHARES, INC.
           (Exact name of registrant as specified in its charter)

Wisconsin                                       39-1472124
(State or other jurisdiction of
incorporation or organization)       (I.R.S. Employer Identification No.)

            103 East Main Street, Denmark, Wisconsin  54208-0130
                  (Address of principal executive offices)

     Registrant's telephone number, including area code:  (920) 863-2161

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

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2000, was $52,336,540 (44,353 shares at $1,180 per share).

                 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

            As of March 1, 2000, there were 54,997 shares of the registrant's Common Stock (no par value) issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                        Part of Form 10-K into Which
                                           Portions of Documents are
            Documents                            Incorporated
           -----------                   -----------------------------
 Annual Report to Shareholders for the
  fiscal year ended December 31, 1999         Parts I, II and IV
    year ended December 31, 1999
 Proxy Statement for Annual Meeting
    of Shareholders on April 25, 2000                Part III

                          DENMARK BANCSHARES, INC.

                                                                        Page
                                                                        No.


 PART I


      Item 1.    Description of Business                                 3
      Item 2.    Description of Property                                 7
      Item 3.    Legal Proceedings                                       7
      Item 4.    Submission of Matters to a Vote of Security Holders     7


 PART II


      Item 5.    Market for Registrant's Common Equity and Related
                   Stockholder Matters                                   8
      Item 6.    Selected Financial Data                                 8
      Item 7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   8
      Item 7A.   Quantitative and Qualitative Disclosures
                   About Market Risk                                     8
      Item 8.    Financial Statements and Supplementary Data             9
      Item 9.    Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure                     9


 PART III

      Item 10.  Directors and Executive Officers of the Registrant       10

      Item 11.  Executive Compensation                                   10
      Item 12.  Security Ownership of Certain Beneficial
                  Owners and Management                                  10
      Item 13.  Certain Relationships and Related Transactions           10


 PART IV

      Item 14.  Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K                                      11




 SIGNATURES                                                              12

                                   PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------
History and General Business of the Company

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

No significant portion of the loan portfolio of the Bank is concentrated in one individual or group of individuals, and management believes that the portfolio's industry weighting is prudent. Seasonal factors do not materially affect the size or quality of the loan portfolio of the Bank. Set forth below is a schedule of the concentration of the Company's loans, including loans of the Bank and DACC, at December 31, 1999:

                                                   Amounts in
                                                   Thousands
                                                   ----------
                Agriculture Related                 $55,473
                Commercial                           37,858
                Real Estate -- Construction          12,049
                Real Estate -- Mortgage             131,828
                Installment Loans to Individuals     18,552
                Other                                   865
                                                   --------
                      Total Loans                  $256,625

Denmark Agricultural Credit Corporation

DACC commenced business in 1986 to provide a source of funds for farm loans and to provide a source of liquidity for the Bank. As of the close of the fiscal year, DACC had lines of working capital credit in the aggregate amount of $37,000,000, including $30,000,000 from the AgriBank, FCB and $7,000,000 from a private lending institution. DACC originates loans and purchases loans exclusively from the Bank. As of December 31, 1999, DACC held agricultural loans totaling $30,995,269. In 1999 the net income of DACC was equal to 17.80% of the consolidated net income of the Company.

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

Employees of the Company

At December 31, 1999, the Bank had 81 full-time equivalent employees; McDonald has six full-time employees. The Company considers its relationship with its employees to be excellent.

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

On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 was signed into law. This Act, commonly referred to as the Financial Modernization Act is intended to modernize the financial industry. The Act, among other things, repeals the provisions of the 1933 Glass-Steagall Act and the 1956 Bank Holding Company Act prohibiting affiliations with other types of financial services firms. The Act allows bank holding companies to engage in a full range of financial activities through a new entity known as a financial holding company or a national bank to engage in financial activities through a financial subsidiary. The Act allows banks to affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company.

Other major provisions of the Act include the following: (1) Closing off the "unitary thrift holding company loophole" which permitted commercial companies to own and operate thrifts. The Act prohibits commercial companies from chartering new thrifts after May 4, 1999, and prohibits the future sale of existing unitaries to any commercial company; (2) Reforms the Federal Home Loan Bank System by easing requirements to obtain funds from the FHLB. The Act permits FHLB members with less than $500 million in assets to pledge small business and agricultural loans as collateral for FHLB advances; (3) The Act provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies. Regulatory jurisdiction will be based on the financial activity being undertaken but the Federal Reserve Board has umbrella supervision responsibilities for financial holding companies; (4) The Act creates a new federal privacy law that requires financial institutions to create and disclose their privacy policies and procedures for protecting certain information regarding their customers; (5) The Act requires disclosure of CRA agreements between insured depository institutions or their affiliates and community groups and requires community groups to submit annual reports to the appropriate federal regulator or to the insured depository institution that is party to the agreement describing the use of funds received pursuant to CRA agreements; and (6) The Act requires ATM operators which impose fees for use of their machines to clearly post a notice on the machine, as well as either on the screen or on a paper notice, that a fee will be assessed. In addition, the operators must note the amount the of the fee on the screen or on paper notice and give the user an opportunity to decide whether to authorize the charge prior to completing the transaction.

Neither the Company nor the Bank can predict the impact the Act may have on the financial services industry in general or on their businesses in particular.

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

The Federal Deposit Insurance Act requires that the appropriate federal regulatory authority -- the FDIC in the case of the Bank (as an insured state bank which is not a member of the Federal Reserve System) -- approve any acquisition by it through merger, consolidation, purchase of assets, or assumption of deposits. The same regulatory authority also supervises compliance by the Bank with provisions of federal banking laws which, among other things, prohibit the granting of preferential loans by a bank to executive officers, directors, and principal shareholders of the bank and of other banks which have a correspondent relationship with the bank.

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

The activities and operations of banks are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Financial Institutions Reform, Recovery and Enforcement Act of 1989, The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Community Reinvestment Act, anti-redlining legislation and the antitrust laws. The Community Reinvestment Act includes provisions under which the federal bank regulatory agencies must consider, in connection with applications for certain required approvals, including applications to acquire control of a bank or holding company or to establish a branch, the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities, including those of low and moderate-income borrowers.

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

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------
The following table sets forth certain information relating to the Company's corporate offices and other facilities, all of which are owned by the Company or its subsidiaries:

                   Approximate
      Location     Square Feet  Principal Uses
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

ITEM 3. LEGAL PROCEEDINGS
-------------------------
Neither the Company nor any of its subsidiaries is a party to any legal proceedings which, individually or in the aggregate, are material to the Company as a whole. From time to time the Company (through its subsidiaries) is involved in routine litigation, including collection matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------
The information contained under the caption "Market Information" in the Quarterly Financial Information section of the Annual Report is incorporated herein by reference. Information concerning restrictions that limit the Company's ability to pay dividends is contained under the caption "Stockholders' Equity" in the Management's Discussion and Analysis section of the Annual Report and is also incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------
The information contained in the section captioned "Selected Financial Data" in the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------
The information contained in the section captioned "Management's Discussion and Analysis" in the Annual Report is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
The Company's principal market risk exposure is interest rate risk. The objectives of the Company's interest rate risk management are to minimize the adverse effects of changing interest rates on the earnings of the Company while maintaining adequate liquidity and optimizing net interest margin. Interest rate risk is managed by maintaining an acceptable matching of the Company's asset and liability maturity and repricing periods, thus controlling and limiting the level of earnings volatility arising from rate movements. The Company does not hold any assets or liabilities for trading purposes.

The Company's interest rate risk is limited by the short-term nature of the loan portfolio and by the short maturity structure of the time deposits. The Company's investment securities portfolio and long-term debt instruments contain more interest rate risk because of their long-term structure. During periods of an upward-sloping yield curve, management has purchased longer-term securities to take advantage of the higher yields. The held-to-maturity portion of the investment portfolio contains municipal securities with maturities as long as sixteen years and consequently is subject to greater market value volatility during periods of rising or falling interest rates. The current risk of the held-to-maturity portfolio is mitigated by the excess of market value over cost and the held-to-maturity portfolio represents only 7.6% of total assets at year end.

The Bank's Interest Rate Risk Management Committee monitors rate sensitive assets and liabilities and develops appropriate strategies and pricing policies. The committee, which meets monthly, consists of at least three members of senior management. The committee operates under quantifiable financial guidelines measuring interest rate risk as approved by the Bank's Board of Directors in the Interest Rate Risk Management Policy. The committee reports to the Board of Directors on a quarterly basis. The committee relies on, among other things, modeling simulations to project the potential effect of various rate scenarios on net interest income. The following table summarizes results of simulations as of December 31, 1999:


                                  Projected Net      Increase       Percent
        Change in Interest Rates  Interest Income   (Decrease)      Change
        --------------------------------------------------------------------
        100 basis point rise       $12,072,529        $395,252      3.38%
        No change                  $11,677,277          --           --
        100 basis point decline    $11,259,025       $(418,252)    (3.58)%

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

Management also measures the Company's exposure to interest rate risk by computing the estimated rate shocked economic value of equity. Under this technique the components of the balance sheet are marked-to-market to compute the market value of equity. It is similar to a liquidation value assuming all of the assets are sold at fair market value and all of the liabilities are paid off at fair market value. The market value volatility is a function of term. The longer the maturity term, the greater the volatility (risk). Balances with very short terms have little market value risk, while long-term balances, such as those contained in the Bank's investment portfolio, have much greater market value risk.

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

The following table presents the Company's projected change in the market value of equity for various levels of interest rates as of December 31, 1999:
                               Estimated Market     Increase    Percent
   Change in Interest Rates     Value of Equity    (Decrease)    Change
   ----------------------------------------------------------------------
   100 basis point rise          $28,936,733      $(1,341,245)  (4.43)%
   No change                     $30,277,978           --          --
   100 basis point decline       $31,573,928       $1,295,950    4.28%

This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained changes in prevailing market interest rates. As of December 31, 1999, the Company's estimated changes in the market value of equity are within limitations established by the Company's Board of Directors. Certain shortcomings are inherent in the method of analysis presented in the computation of market value of equity. Actual results may differ from those projections presented should market conditions vary from assumptions used in theses calculations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------
The financial statements, including the notes thereto and the independent auditors' report, required by this item are contained in the sections captioned "Consolidated Financial Statements" and "Notes to the Consolidated Financial Statements" in the 1999 Annual Report and are incorporated herein by reference. The supplementary data required by this item is contained in the section captioned "Selected Financial Information" under the heading "Quarterly Financial Information".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------
The Company has not, within the 24 months before the date of the most recent financial statements, changed its accountants, nor have there been any disagreements on accounting and financial disclosures.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------
The information contained under the section captioned "Proposal I-Election of Directors" in the Company's proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Certain information with respect to the Company's other executive officers is set forth below:

 NAME               AGE  POSITION
 ----------------   ---  ------------------------------------------------
 Dennis J. Heim      40   Mr.  Heim has served as  Vice President of  the
                          Company  since 1995 and  Treasurer since  1993.
                          Mr.  Heim  has  also   served  as  Senior  Vice
                          President  and Chief Financial  Officer of  the
                          Bank since January 1999. Mr. Heim has held other positions with the Bank since 1983.

 Roger L. Lemmens    50   Mr.  Lemmens has served as a Vice President  of
                          Assistant  Vice  President of  the  Bank  since
                          the  Bank since 1991 and  prior thereto was  an
                          1986.   Mr. Lemmens has  been a Branch  Manager
                          for the Bank since 1988.   Mr. Lemmens has also
                          served   as  a  director  of  the  Bank   since
                          February  1993.    Roger   L.  Lemmens  is  the
                          brother of Darrell R. Lemmens, Chairman of the Board and President of the Company.

 John P. Olsen       49   Mr.  Olsen  has  served as  President  of  DACC
                          director  of DACC  since 1985.   Mr. Olsen  has
                          since 1986, as Treasurer since 1996 and as a served as a Senior Vice President and Chief
                          Credit Officer of the  Bank since January 1999.
                          Mr. Olsen has held other positions with the Bank since 1985.

 David H. Radue      51   Mr.  Radue  has  served  as  a  director,  Vice
                          President and Branch Manager  of the Bank since
                          1986.  Mr. Radue was  a director of the Maribel
                          Bank from 1984 until its consolidation with the Bank in 1986. Mr. Radue has also been a director of DACC since 1986.


 Glenn J. Whipp      49   Mr. Whipp has served as  a director of the Bank
                          since  1983.  Mr.  Whipp has  also been a  Vice
                          President and Branch Manager  of the Bank since
                          1984.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------
The information in the Company's proxy statement, prepared for the 2000 Annual Meeting of Shareholders, which contains information concerning this item, under the captions "Committees, Meetings and Compensation of Directors", "Executive Compensation", "Board Compensation Committee Report on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------
The information in the Company's proxy statement, prepared for the 2000 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Voting Securities and Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------
The information in the Company's proxy statement, prepared for the 2000 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Certain Relationships and Related Transactions," is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
---------------------------------------------------------------
(a) 1 and 2. Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are contained in the Annual Report to Shareholders and are incorporated herein by reference:

Consolidated Statements of Financial Condition as of December 31, 1999, 1998 and 1997

Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

Independent Auditors' Report

Selected Financial Information

(a) 3.  The "Index to Exhibits" is shown below.

(b) The Company filed no reports on Form 8-K during the fourth quarter of 1999.

                              INDEX TO EXHIBITS
                          DENMARK BANCSHARES, INC.
                                  FORM 10-K


       Exhibit
        Number            Description of Exhibit
      -------- -------------------------------------------------------
          3.1 Articles of Incorporation [Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-1 (No.
               33-46600), as amended]

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

         11.1  Statement Re Computation of Per Share Earnings

         13.1  Annual Report to Shareholders for the
               Fiscal Year Ended December 31, 1999

         21.1  List of Subsidiaries

         23.1  Consent of Williams Young, LLC

         27.1  Financial Data Schedule

                                 SIGNATURES



In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DENMARK BANCSHARES, INC.

                                   By:   /s/ Darrell R. Lemmens
                                       --------------------------
                                       Darrell R. Lemmens,
                                       Chairman of the Board,
                                       President and a Director


                                   Date:  March 28, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


 By:   /s/ Darrell R. Lemmens       By: /s/ Dennis J. Heim
     ---------------------------    --------------------------
     Darrell R. Lemmens,            Dennis J. Heim,
     Principal Executive            Vice President, Treasurer,
     Officer,                       Principal Financial and
     Chairman of the Board,         Accounting Officer
     President and Director

 By:   /s/ Terese M. Deprey         By: /s/  Mark E. Looker
    ----------------------------    ---------------------------
     Terese M. Deprey,              Mark E. Looker,
     Secretary and Director         Vice President and Director

 By:  /s/  B. E. Mleziva, DVM       By: /s/  James E. Renier
     ---------------------------    ---------------------------
     B. E. Mleziva, DVM             James E. Renier,
     Director                       Director


 By:   /s/  C. J. Stodola           By: /s/ Norman F. Tauber
     ---------------------------    ----------------------------
     C. J. Stodola,                 Norman F. Tauber,
     Director                       Director

 By:  /s/  Thomas F. Wall
     ----------------------------
     Thomas F. Wall,
     Director                        Date:  March 28, 2000