Form 10-Q
period 2000-03-31
DENMARK BANCSHARES INC
filed 2000-05-11
CIK 885531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2000

                                    OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____to __________

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

Yes [X]  No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
         Class                                  May 10, 2000
      Common Stock                                  54,890
     (no par value)


                           DENMARK BANCSHARES, INC.
                               TABLE OF CONTENTS

                         Quarterly Report On Form 10-Q
                     For The Quarter Ended March 31, 2000
                                                                      Page No.

PART I. Financial Information


          Item 1.  Financial Statements

                      Consolidated Statements of Financial Condition        3

                      Consolidated Statements of Income                     4

                      Consolidated Statements of Cash Flows                 5

                      Notes to Consolidated Financial Statements            6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            8


          Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk                                            11


Part II. Other Information


          Item 6.  Exhibit 27 -- Financial Data Schedule                  N/A






Signatures                                                                 12


DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                  March 31,     December 31,
                                                     2000           1999
                                                  (UNAUDITED)
Assets                                          -------------   -------------
  Cash and due from banks                           $6,635,044     $9,503,948
  Federal funds sold                                 3,113,000      3,505,000
  Investment securities
    Available-for-sale, at fair value               20,507,316     20,500,622
    Held-to-maturity, at cost                       24,800,813     24,389,906
                                                   -----------    -----------
         Total Investment Securities               $45,308,129    $44,890,528
  Loans
    Commercial                                      71,998,964     71,174,504
    Real estate                                    170,874,866    166,033,325
    Installment                                     18,969,044     18,552,100
    Other                                              922,910        865,099
                                                  ------------   ------------
         Total Loans                              $262,765,784   $256,625,028

    Allowance for credit losses                     (3,326,300)    (3,282,812)
  Net Loans                                       $259,439,484   $253,342,216

  Premises and equipment, net                        4,507,672      4,110,927
  Accrued interest receivable                        1,882,721      1,664,314
  Other assets                                       5,267,858      4,376,273
                                                  ------------   ------------
  TOTAL ASSETS                                    $326,153,908   $321,393,206
                                                 =============  =============
Liabilities
  Deposits
    Non-interest bearing                           $23,657,134    $26,387,194
    Interest bearing                               187,728,927    185,546,462
                                                  ------------   ------------
  Total Deposits                                  $211,386,061   $211,933,656

  Short-term borrowings                             67,702,094     58,108,946
  Accrued interest payable                           1,435,601      1,337,566
  Other liabilities                                  1,069,405        794,128
  Long-term debt                                    12,096,312     17,097,536
                                                  ------------   ------------
Total Liabilities                                 $293,689,473   $289,271,832
                                                 -------------  -------------

Stockholders' Equity
  Common stock, no par value
   authorized 320,000 shares; 54,997
   and 54,907 outstanding respectively             $10,336,295    $10,336,295
  Paid in capital                                      112,374        110,984
  Treasury stock                                      (200,486)      (305,426)
  Retained earnings                                 22,511,226     22,318,876
  Accumulated other comprehensive income
    Unrealized losses on securities                   (294,974)      (339,355)
                                                   -----------    -----------
Total Stockholders' Equity                         $32,464,435    $32,121,374
                                                   -----------    -----------
Total Liabilities and Equity                      $326,153,908   $321,393,206
                                                  ============   ============

The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                                                     For the Quarter Ended
                                                     March 31,    March 31,
                                                        2000        1999
Interest Income                                     -----------  -----------
 Loans including fees                                $5,307,985   $4,673,571
 Interest and dividends on investment securities
  Taxable                                               373,280      398,228
  Exempt from federal tax                               387,500      329,778
 Federal funds sold                                      13,415       52,977
                                                    -----------  -----------
     Total Interest Income                           $6,082,180   $5,454,554
  Interest Expense                                  -----------  -----------
 Deposits                                            $2,270,421   $2,166,321
 Short-term borrowings                                  893,115      298,495
 Long-term borrowings                                   239,026      212,717
                                                    -----------  -----------
     Total Interest Expense                          $3,402,562   $2,677,533
                                                    -----------  -----------
Net interest income                                  $2,679,618   $2,777,020
Provision for Credit Losses                              82,500       78,000
                                                    -----------  -----------
Net interest income after provision                  $2,597,118   $2,699,020
Noninterest Income
 Service fees and commissions                          $161,214     $171,413
 Other                                                   60,637       84,903
                                                    -----------  -----------
     Total Noninterest Income                          $221,851     $256,316
                                                    -----------  -----------
Noninterest Expense
 Salaries and employee benefits                      $1,170,184   $1,096,861
 Occupancy expenses                                     195,971      175,561
 Data processing expenses                               145,130      108,598
 Amortization of intangibles                             52,834       52,834
 Other operating expenses                               276,123      302,361
                                                    -----------  -----------
     Total Noninterest Expense                       $1,840,242   $1,736,215
                                                    -----------  -----------
Income before income taxes                             $978,727   $1,219,121
Income tax expense                                      250,156      357,575
                                                    -----------  -----------
NET INCOME                                             $728,571     $861,546
                                                    -----------  -----------
Per Share
      Net income                                         $13.26       $15.70
      Dividends declared                                  $9.75        $8.25
Weighted average shares outstanding                      54,931       54,890

The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                     For the Quarter Ended
                                                      March 31,    March 31,
                                                        2000         1999
Cash flows from operating activities:               ------------ ------------
  Net Income                                            $728,571     $861,546
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                        $112,877      $88,466
    Provision for credit losses                           82,500       78,000
    Amortization of intangibles                           52,834       52,834
    Amortization of bond premium                           1,449        8,125
    Accretion of bond discount                          (105,622)    (121,272)
    Loss (gain) on sale of forclosed assets                1,193      (16,388)
    Mortgage loans originated for sale                  (151,906)  (3,668,977)
    Proceeds from sale of mortgage loans                 151,906    4,058,832
    Increase in interest receivable                     (218,407)    (200,950)
    Increase (decrease) in interest payable               98,036      (92,795)
    Other, net                                           343,507      459,483
                                                    ------------ ------------
 Net cash provided by operating activities            $1,096,938   $1,506,904
                                                    ------------ ------------
Cash flows from investing activities:
 Maturities of held-to-maturity securities              $265,000     $305,000
 Maturities of available-for-sale securities             341,534    1,320,088
 Purchases of held-to-maturity securities               (570,000)    (268,019)
 Purchases of available-for-sale securities             (278,598)    (313,108)
 Federal funds sold, net                                 392,000    6,454,000
 Proceeds from sale of forclosed assets                  148,807      216,388
 Net increase in loans made to customers              (7,410,575)  (9,915,963)
 Capital expenditures                                   (509,622)     (62,596)
                                                    ------------ ------------
Net cash used by investing activities                ($7,621,454) ($2,264,210)
                                                     ------------ ------------
Cash flows from financing activities:
 Net increase (decrease) in deposits                   ($547,595)    $459,142
 Proceeds from sale of treasury stock                    132,160      287,712
 Purchases of treasury stock                             (25,830)     (13,500)
 Dividends paid                                         (495,045)    (397,423)
 Securities sold under repurchase agreements, net        655,000            0
 Debt proceeds                                         9,918,147    2,149,669
 Debt repayment                                       (5,981,225)  (1,671,131)
                                                    ------------ ------------
Net cash provided by financing activities             $3,655,612     $814,469
                                                     ------------ ------------
Net(decrease) increase in cash and cash equivalents   (2,868,904)      57,163
Cash and cash equivalents, beginning                   9,503,948    7,794,995
                                                    ------------ ------------
  CASH & CASH EQUIVALENTS, ENDING                     $6,635,044   $7,852,158
                                                    ============ ============
Supplemental schedule of noncash investing
and financing activities:
    Loans transferred to foreclosed properties        $1,230,807           $0
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

NOTE  2 - INVESTMENT SECURITIES
The amortized cost and estimated fair value of securities available-for-sale were as follows:
                                              March 31, 2000
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ----------- ---------- -----------
U.S. Government agencies           $13,498          $0       $450     $13,048
Mortgage-backed securities           4,408           4         37       4,375
FHLB stock                           2,625           0          0       2,625
Equity securities                      459           0          0         459
                               ----------- ----------- ---------- -----------
    Total                          $20,990          $4       $487     $20,507
                               ----------- ----------- ---------- -----------

                                             December 31, 1999
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ----------- ---------- -----------
U.S. Government agencies           $13,498          $0       $515     $12,983
Mortgage-backed securities           4,751           6         45       4,712
FHLB stock                           2,410           0          0       2,410
Equity securities                      396           0          0         396
                               ----------- ----------- ---------- -----------
                                   $21,055          $6       $560     $20,501
                               ----------- ----------- ---------- -----------

The amortized cost and estimated fair value of securities held-to-maturity were as follows:

                                               March 31, 2000
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ----------- ---------- -----------
State and local governments        $24,801        $620       $354     $25,067
                               ----------- ----------- ---------- -----------

                                             December 31, 1999
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ----------- ---------- -----------

State and local governments        $24,390        $671       $436     $24,625
                               ----------- ----------- ---------- -----------

DENMARK BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amortized cost and estimated fair values of securities at March 31, 2000, by maturity were as follows:
                                 Available-for-Sale     Held-to-Maturity
                                              Estimated             Estimated
                                   Amortized    Fair     Amortized    Fair
(In thousands)                        Cost      Value      Cost       Value
                                    --------- ---------  ---------- ----------
Due in 1 year or less                    $624      $621      $1,628     $1,675
Due from one to five years             16,601    16,125       5,638      5,909
Due from five to ten years                681       677       6,972      7,096
Due after ten years                         0         0      10,563     10,387
Equity securities                       3,084     3,084           0          0
                                    --------- ---------  ---------- ----------
        Total                         $20,990   $20,507     $24,801    $25,067
                                    --------- ---------  ---------- ----------

Mortgage-backed securities are allocated according to their expected prepayments rather than their contractual maturities.


NOTE  3 - ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for credit losses were as follows:
                                                                    For the
                                    For the Three Months Ended     Year Ended
                                      March 31,     March 31,     December 31,
                                        2000          1999             1999
                                     -----------   -----------      -----------
Balance, beginning of period         $3,282,812    $3,058,618       $3,058,618
Provision charged to operations          82,500        78,000          312,000
Recoveries                                4,189         8,627           62,523
Charge-offs                             (43,201)       (3,427)        (150,329)
                                    -----------   -----------      -----------
Balance, end of period               $3,326,300    $3,141,818       $3,282,812
                                    -----------   -----------      -----------

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights
                                1st Qtr. 4th Qtr.  3rd Qtr. 2nd Qtr. 1st Qtr.
                                    2000     1999      1999     1999    1999
(In thousands)                 --------- -------- --------- --------- --------
Operating Results
Interest income                   $6,082    $5,842   $5,525    $5,497   $5,455
Interest expense                   3,402     3,189    2,963     2,769    2,678
Net interest income                2,680     2,653    2,562     2,728    2,777
Provision for credit losses           83        78       78        78       78
Noninterest income                   222       241      270       259      256
Noninterest expense                1,840     1,711    1,742     1,762    1,736
Net income                           729       799      742       814      862

Per Share Data
Net income per share              $13.26    $14.54   $13.48    $14.79   $15.70

(In thousands)

Financial Condition (1)
Loans                           $262,766  $256,625 $248,656  $237,880 $224,517
Allowance for credit losses        3,326     3,283    3,280     3,249    3,142
Investment securities             45,308    44,891   44,323    44,052   43,808
Assets                           326,154   321,393  306,962   294,510  284,136
Deposits                         211,386   211,934  207,006   206,736  212,509
Other borrowed funds              79,143    75,206   65,965    54,170   38,556
Stockholders' equity              32,464    32,121   31,552    31,382   30,719

Financial Ratios
Return on average equity           8.95%     9.98%    9.30%    10.43%   11.24%
Return on average assets           0.92%     1.03%    0.99%     1.13%    1.23%
Interest rate spread               2.81%     2.81%    2.83%     3.22%    3.42%
Average equity to average
  assets                          10.24%    10.27%   10.61%    10.80%   10.95%
Allowance for credit losses
  to total loans (1)               1.27%     1.28%    1.32%     1.37%    1.40%

(1)  As of the period ending.

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Net income for the quarter ended March 31, 2000, was $728,571, or $13.26 per share, a decrease of $132,975 or 15.4%, compared to $861,546, or $15.70 per share, for the corresponding period in 1999. This decrease was the result of a decrease in net interest income, higher noninterest expenses and lower noninterest income.

Net interest income for the quarter ended March 31, 2000, was $2,679,618, a decrease of $97,402 or 4%, compared to the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                             Increase (Decrease)
                                              Due to Change In
                                           ---------------------
                                           Average      Average       Total
(In thousands)                             Balance        Rate       Change
--------------------                       --------------------------------
Interest income                               820        (192)       628
Interest expense                              487         238        725
                                              ---         ---        ---
Net interest income                           333         430         97
                                              ===         ===         ==

This decrease in net interest income is primarily attributable to a decrease in net interest spread which more than offset the additional net interest income produced by the higher volume. The Company's average interest rate spread was 2.81% during the first quarter of 2000 compared to 3.42% during the quarter ended March 31, 1999. The yield on earning assets decreased by seventeen basis points while the cost of funds increased by forty-four basis points. Average earning assets during the first quarter of 2000 increased by $37.3 million and average interest-bearing liabilities increased by $36.7 million compared to the first quarter of 1999.

In the first quarter of 2000 the Company's provision for credit losses was $82,500 compared to $78,000 for the first quarter of 1999. Net charge-offs were $39,012 in the first quarter of 2000 compared to net recoveries of $5,200 during the first quarter of 1999.

Noninterest income for the three months ended March 31, 2000, was $221,851, a decrease of $34,465 over the corresponding period in 1999. This decrease is primarily the result of a decrease of $17,581 from gains on the sales of other real estate and lower appraisal fees which decreased by $12,575.


Noninterest expense increased by $104,027 or 6% during the three months ended March 31, 2000, over the corresponding period in 1999. Salaries and benefits expense increased $73,323 or 6.7% over the corresponding period in 1999. This increase is primarily attributed to the hiring of additional staff members and regular salary increases. Data processing expenses increased by $36,532. The Bank contracted with a local technology company to design and develop a comprehensive plan for network security. Total expenditures for these services during the first quarter were $20,238. Occupancy expenses increased by $20,410 primarily as a result of higher depreciation expense.

Return on average assets in the first quarter of 2000 was .92%, compared to 1.23% for the corresponding period in 1999. Return on average equity in the first quarter of 2000 was 9.0%, compared to 11.2% for the corresponding period in the prior year.

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

Total assets increased by $4,760,702 between December 31, 1999, and March 31, 2000. Total loans increased by $6.1 million during the first quarter.

The allowance for credit losses increased by $43,488 during the quarter ended March 31, 2000. The allowance equals 1.27% of total loans at March 31, 2000, compared to 1.28% at December 31, 1999. Nonaccrual loans totaled $7,771,690 at March 31, 2000, a decrease of $63,433 over December 31, 1999. The Company's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 4.3% at March 31, 2000, compared to 3.7% at December 31, 1999. As of March 31, 2000, management has identified $13.3 million of potential problem loans. Potential problem loans are loans that are performing but have a greater risk of nonperformance.

The Bank owned three properties with a carrying value of $1.1 million as of March 31, 2000. Two of the properties were sold during the second quarter resulting in a net gain of $15,867 on the sale of other real estate. The remaining property is a farm with a carrying value of $250,000.

Demand deposits decreased $2,730,060 or 10.3% during the first quarter of 2000. Management attributes the decrease in demand deposits to a normal seasonal fluctuation. Interest bearing deposits increased by $2,182,465 or 1.2% between December 31, 1999, and March 31, 2000. The Bank continues to face strong competition for core deposits in all of its market areas.

Stockholders' equity increased by $343,061 to $32,464,435 as of March 31, 2000. As of March 31, 2000, the Company's leverage ratio was 9.5%, the risk-based core capital ratio was 13.1% and the risk-based total capital ratio was 14.3%. The Company and the Bank continue to maintain capital levels well above the regulatory minimum levels.

On March 28, 2000, the Company's board of directors declared a semiannual $9.75 per share dividend payable on July 1, 2000, to all shareholders of record on June 13, 2000.

Liquidity
Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's needs for cash. Cash and cash equivalents decreased by $2.9 million during the first quarter of 2000. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. Loan repayments as well as net cash provided by operating activities amounting to $1.1 million and an increase in borrowed funds totaling $3.9 million were the major sources of funds during the first quarter of 2000. The net increase in loans of $7.4 million was the major use of cash during the first three months. The federal funds sold totaling $3.1 million and the available-for-sale investment portfolio amounting to $20.5 million as of March 31, 2000, are readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds the Company also has off-balance sheet sources available to meet liquidity needs. The Company has unused lines of credit of $14.5 million as of March 31, 2000. Management believes the Company's liquidity position as of March 31, 2000, is adequate under current economic conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk Management believes that the Company's primary market risk position has not materially changed from that disclosed in the Company's 1999 Form 10-K Annual Report.


Part II - Other Information

      Item 6. Exhibits

                (a) Exhibit 27.0 Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DENMARK BANCSHARES, INC.

 Date:    May 10, 2000             /s/  Darrell R. Lemmens
                                   Darrell R. Lemmens,
                                   Principal Executive Officer,
                                   Chairman of the Board,
                                   and President


 Date:    May 10, 2000             /s/  Dennis J. Heim
                                   Dennis J. Heim,
                                   Vice President and Treasurer,
                                   Principal Financial and
                                   Accounting Officer