Form 10-Q
period 2000-06-30
DENMARK BANCSHARES INC
filed 2000-08-10
CIK 885531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2000

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

Yes [X]  No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
         Class                                  August 1, 2000
      Common Stock                                  54,865
     (no par value)



                           DENMARK BANCSHARES, INC.
                               TABLE OF CONTENTS

                         Quarterly Report On Form 10-Q
                      For The Quarter Ended June 30, 2000
                                                                      Page No.

PART I. Financial Information


          Item 1.  Financial Statements

                      Consolidated Statements of Financial Condition        3

                      Consolidated Statements of Income                     4

                      Consolidated Statements of Cash Flows                 5

                      Notes to Consolidated Financial Statements            6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            8


          Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk                                            11


Part II. Other Information


          Item 6.  Exhibit 27 -- Financial Data Schedule                  N/A






Signatures                                                                 12


DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                   June 30,     December 31,
                                                     2000          1999

                                                  (UNAUDITED)
Assets                                           ------------- -------------
  Cash and due from banks                            $9,435,955    $9,503,948
  Federal funds sold                                  7,750,000     3,505,000
  Investment securities
    Available-for-sale, at fair value                20,132,916    20,500,622
    Held-to-maturity, at cost                        25,366,042    24,389,906
         Total Investment Securities                $45,498,958   $44,890,528
  Loans
    Commercial                                       72,786,534    71,174,504
    Real estate                                     177,997,054   166,033,325
    Installment                                      19,009,326    18,552,100
    Other                                               984,204       865,099
         Total Loans                               $270,777,118  $256,625,028
    Allowance for credit losses                      (3,359,179)   (3,282,812)
  Net Loans                                        $267,417,939  $253,342,216
  Premises and equipment, net                         4,639,972     4,110,927
  Accrued interest receivable                         1,833,279     1,664,314
  Other assets                                        4,156,857     4,376,273
  TOTAL ASSETS                                     $340,732,960  $321,393,206
                                                  ============= =============
Liabilities
  Deposits
    Non-interest bearing                            $28,995,953   $26,387,194
    Interest bearing                                195,025,957   185,546,462
  Total Deposits                                   $224,021,910  $211,933,656
  Short-term borrowings                              53,999,529    58,108,946
  Accrued interest payable                            1,516,160     1,337,566
  Other liabilities                                   1,122,997       794,128
  Long-term debt                                     27,095,062    17,097,536
Total Liabilities                                  $307,755,658  $289,271,832
                                                  ------------- -------------
Stockholders' Equity
  Common stock, no par value
   authorized 320,000 shares; 54,870
   and 54,907 outstanding respectively              $10,336,295   $10,336,295
  Paid in capital                                       112,374       110,984
  Treasury stock                                       (355,104)     (305,426)
  Retained earnings                                  23,176,729    22,318,876
  Accumulated other comprehensive income
    Unrealized losses on securities                    (292,992)     (339,355)
Total Stockholders' Equity                          $32,977,302   $32,121,374
                                                  ------------- -------------
  TOTAL LIABILITIES AND EQUITY                     $340,732,960  $321,393,206
                                                   ============  ============

The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                                For the Quarter Ended  For the Six Months Ended
                                  June 30,  June 30,       June 30,   June 30,
                                    2000      1999          2,000      1,999
Interest Income                 ---------- ----------- -----------  ----------
 Loans including fees            $5,534,635 $4,819,328 $10,842,620  $9,492,899
 Interest and dividends on
  investment securities
  Taxable                           329,881    336,017     703,161     734,245
  Exempt from federal tax           391,741    339,382     779,241     669,160
 Federal funds sold                  64,174      1,960      77,589      54,936
                                 ---------- ---------- ----------- -----------
     Total Interest Income       $6,320,431 $5,496,687 $12,402,611 $10,951,240
Interest Expense                 ---------- ---------- ----------- -----------
 Deposits                        $2,466,756 $2,102,549  $4,737,177  $4,268,870
 Short-term borrowings              837,954    451,321   1,731,069     749,816
 Long-term borrowings               394,187    215,034     633,213     427,751
                                 ---------- ----------  ----------  ----------
     Total Interest Expense      $3,698,897 $2,768,904  $7,101,459  $5,446,437
                                 ---------- ----------  ----------  ----------
Net interest income              $2,621,534 $2,727,783  $5,301,152  $5,504,803
Provision for Credit Losses          82,500     78,000     165,000     156,000
                                 ---------- ----------  ----------  ----------
Net interest income after
provision                        $2,539,034 $2,649,783  $5,136,152  $5,348,803
Noninterest Income
 Service fees and commissions      $216,024   $198,801    $377,238    $370,214
Investment security gains (losses)        0     (7,072)          0      (7,072)
 Other                                75,913    66,788     136,550    151,691
                                  ---------- --------- ----------- -----------
     Total Noninterest Income       $291,937  $258,517    $513,788    $514,833
                                  ---------- --------- ----------- -----------
Noninterest Expense
 Salaries and employee benefits  $1,185,528 $1,110,221  $2,355,712  $2,207,082
 Occupancy expenses                 196,280    163,476     392,251     339,037
 Data processing expenses           145,764    109,299     290,894     217,897
 Amortization of intangibles         52,834     52,834     105,668     105,668
 Other operating expenses           365,307    325,686     641,430     628,047
                                 ---------- ----------  ---------- -----------
     Total Noninterest Expense   $1,945,713 $1,761,516  $3,785,955  $3,497,731
                                 ---------- ----------  ---------- -----------
Income before income taxes         $885,258 $1,146,784  $1,863,985  $2,365,905
Income tax expense                  220,799    332,753     470,955     690,328
                                 ---------- ----------  ---------- -----------
NET INCOME                         $664,459   $814,031  $1,393,030  $1,675,577
                                 ---------- ----------  ---------- -----------
Per Share
      Net income                     $12.10     $14.79      $25.36      $30.48
      Dividends declared              $0.00      $0.00       $9.75       $8.25
Weighted average shares outstanding  54,922     55,051      54,926      54,971

The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                    For the Six Months Ended
                                                     June 30,      June 30,
                                                       2000         1999
Cash flows from operating activities:               ------------  ------------
  Net Income                                          $1,393,030    $1,675,577
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                        $211,255      $176,931
    Provision for credit losses                          165,000       156,000
    Amortization of intangibles                          105,668       105,668
    Amortization of bond premium                           6,598        15,116
    Accretion of bond discount                          (213,477)     (240,845)
    Loss (gain) on sale of assets                        (14,674)       (9,316)
    Mortgage loans originated for sale                  (474,177)   (5,340,170)
    Proceeds from sale of mortgage loans                 474,177     5,730,026
    Increase in interest receivable                     (168,965)     (270,660)
    Increase (decrease) in interest payable              178,595       (84,122)
    Other, net                                           373,951       270,385
                                                    ------------  ------------
 Net cash provided by operating activities            $2,036,981    $2,184,590
                                                    ------------  ------------
Cash flows from investing activities:
 Maturities of held-to-maturity securities              $269,000      $314,500
 Maturities of available-for-sale securities             795,246     3,610,329
 Purchases of held-to-maturity securities             (1,035,000)   (2,272,762)
 Purchases of available-for-sale securities             (355,901)     (927,001)
 Federal funds sold, net                              (4,245,000)     8,417,000
 Proceeds from sale of foreclosed assets               1,245,481       216,388
 Net increase in loans made to customers             (15,471,529)  (23,249,266)
 Capital expenditures                                   (740,300)     (401,075)
                                                    ------------  ------------
Net cash used by investing activities               ($19,538,003) ($14,291,887)
                                                    ------------  ------------
Cash flows from financing activities:
 Net increase (decrease) in deposits                 $12,088,254   ($5,313,795)
 Proceeds from sale of treasury stock                    132,160       287,712
 Purchases of treasury stock                            (180,448)      (51,718)
 Dividends paid                                         (495,045)     (397,423)

 Securities sold under repurchase agreements, net        665,642             0
 Debt proceeds                                        11,704,940    16,804,728
 Debt repayment                                       (6,482,474)   (1,897,285)
                                                    ------------  ------------
Net cash provided by financing activities            $17,433,029    $9,432,219
                                                    ------------  ------------
Net decrease in cash and cash equivalents                (67,993)   (2,675,078)
Cash and cash equivalents, beginning                   9,503,948     7,794,995
                                                    ------------  ------------
  CASH & CASH EQUIVALENTS, ENDING                     $9,435,955    $5,119,917
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

NOTE  2 - INVESTMENT SECURITIES
The amortized cost and estimated fair value of securities available-for-sale were as follows:
                                              June 30, 2000
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ----------- ---------- -----------
U.S. Government agencies           $13,498          $0       $449     $13,049
Mortgage-backed securities           3,952           6         36       3,922
FHLB stock                           2,667           0          0       2,667
Equity securities                      495           0          0         495
                               ----------- ----------- ---------- -----------
     Total                         $20,612          $6       $485     $20,133

                                             December 31, 1999
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                              ----------- ----------- ---------- -----------
U.S. Government agencies           $13,498          $0       $515     $12,983
Mortgage-backed securities           4,751           6         45       4,712
FHLB stock                           2,410           0          0       2,410
Equity securities                      396           0          0         396
                               ----------- ----------- ---------- -----------
     Total                         $20,612          $6       $485     $20,133


The amortized cost and estimated fair value of securities held-to-maturity at June 30, 2000, and December 31, 1999, were as follows:

                                               June 30, 2000
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                              ----------- ------------ --------- -----------
State and local governments        $25,366        $594       $274     $25,686


                                             December 31, 1999
                                              Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
(In thousands)                     Cost       Gains      Losses      Value
                               ----------- ----------- ---------- -----------
State and local governments        $24,390        $671       $436     $24,625

DENMARK BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amortized cost and estimated fair values of securities at June 30, 2000, by maturity were as follows:
                                 Available-for-Sale     Held-to-Maturity
                                            Estimated               Estimated
                                Amortized      Fair     Amortized     Fair
(In thousands)                     Cost       Value        Cost       Value
                                ----------- ---------- ----------- ----------
Due in 1 year or less                  $368       $366      $2,206     $2,256
Due from one to five years           16,515     16,038       5,135      5,340
Due from five to ten years              438        438       6,985      7,132
Due after ten years                     129        129      11,040     10,958
Equity securities                     3,162      3,162           0          0
                                ----------- ---------- ----------- ----------
        Total                       $20,612    $20,133     $25,366    $25,686

Mortgage-backed securities are allocated according to their expected prepayments rather than their contractual maturities.

NOTE  3 - ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for credit losses were as follows:

                                                               For the Year
                                    For the Six Months Ended      Ended
                                     June 30,      June 30,    December 31,
                                       2000          1999         1999
                                     -----------   -----------   -----------

Balance, beginning of period          $3,282,812    $3,058,618    $3,058,618
Provision charged to operations          165,000       156,000       312,000
Recoveries                                 7,418        39,330        62,523
Charge-offs                              (96,051)       (4,954)     (150,329)
                                     -----------   -----------   -----------
Balance, end of period                $3,359,179    $3,248,994    $3,282,812

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights
                                2nd Qtr. 1st Qtr.  4th Qtr. 3rd Qtr.  2nd Qtr.
                                    2000     2000      1999     1999      1999
(In thousands)                 --------- -------- --------- -------- ---------

Operating Results
Interest income                   $6,320    $6,082   $5,842    $5,525   $5,497
Interest expense                   3,699     3,402    3,189     2,963    2,769
Net interest income                2,621     2,680    2,653     2,562    2,728
Provision for credit losses           82        83       78        78       78
Noninterest income                   292       222      241       270      259
Noninterest expense                1,946     1,840    1,711     1,742    1,762
Net income                           664       729      799       742      814

Per Share Data
Net income per share              $12.10    $13.26   $14.54    $13.48   $14.79

(In thousands)
Financial Condition (1)

Loans                           $270,777  $262,766 $256,625  $248,656 $237,880
Allowance for credit losses        3,359     3,326    3,283     3,280    3,249
Investment securities             45,499    45,308   44,891    44,323   44,052
Assets                           340,733   326,154  321,393   306,962  294,510
Deposits                         224,022   211,386  211,934   207,006  206,736
Other borrowed funds              81,095    79,798   75,206    65,965   54,170
Stockholders' equity              32,977    32,464   32,121    31,552   31,382

Financial Ratios
Return on average equity           8.08%     8.95%    9.98%     9.30%   10.43%
Return on average assets           0.80%     0.92%    1.03%     0.99%    1.13%
Interest rate spread               2.56%     2.81%    2.81%     2.83%    3.22%
Average equity to average assets   9.95%    10.24%   10.27%    10.61%   10.80%
Allowance for credit losses
  to total loans (1)               1.24%     1.27%    1.28%     1.32%    1.37%

(1)  As of the period ending.

DENMARK BANCSHARES, INC.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Net income for the quarter ended June 30, 2000, was $664,459, or $12.10 per share, a decrease of $149,572 or 18%, compared to $814,031, or $14.79 per share, for the corresponding period in 1999. This decrease was primarily the result of an increase in noninterest expenses of $184,197 and a decrease in net interest income which fell by $106,249. These changes more than offset the lower provision for income taxes amounting to $111,954 and higher noninterest income which rose by $33,420.

Net interest income for the quarter ended June 30, 2000, was $2,621,534, a decrease of $106,249 or 4% compared to the corresponding period in the prior
year.   The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                       Increase (Decrease)
                                        Due to Change In
                                     Average  Average Total
                    (In thousands)    Balance  Rate   Change
                                     -------- ------- ------
                   Interest income       778      45    823
                   Interest expense      498     431    929
                                     -------- ------- ------
                   Net interest income   280    (386)  (106)

This decrease was primarily attributable to the higher cost of funds which more than offset additional net interest income generated by increased volume. The Company's average interest rate spread was 2.56% during the second quarter of 2000 compared to 3.22% during the quarter ended June 30, 1999. The yield on earning assets increased by four basis points while the cost of funds increased by seventy basis points. Management does not expect the net interest spread to improve during the third quarter. As the Federal Reserve raised short term interest rates six times during the past year the Company's interest bearing liabilities repriced faster than did the earning assets. Average earning assets increased by $39.8 million and average interest-bearing liabilities increased by $38.4 million during the second quarter of 2000 compared to the second quarter of 1999.

In the second quarter of 2000 the Company's provision for credit losses was $82,500 compared to $78,000 for the second quarter of 1999. Net charge-offs were $49,622 in the second quarter of 2000 compared to net recoveries of $29,117 during the second quarter of 1999.

Noninterest income increased by $33,420 during the second quarter of 2000.
This increase was primarily the result of an increase in gains from the sale of other real estate which were $15,925 higher than the corresponding period in the prior year.

Noninterest expense increased by $184,197 or 10% during the three months ended June 30, 2000, over the corresponding period in 1999. Salaries and benefits expense increased $75,307 or 7% over the corresponding period in 1999.
Salaries and wages increased by $46,644 primarily as a result of regular salary increases. Group health insurance expenses increased by $24,882. Data processing expenses increased by $36,465. The Bank contracted with a local technology company to design and develop a comprehensive plan for network security. Total expenditures for these services during the second quarter were
$12,500.   Occupancy expenses increased by $32,804 as depreciation expense increased by $9,912 and real estate tax expense increased by $9,977. The increase in real estate tax expense is primarily the result of $7,967 of real estate taxes paid on other real estate.

Return on average assets was .80% during the second quarter compared to 1.13% for the corresponding period in 1999. Return on average equity in the second quarter of 2000 was 8.08%, compared to 10.4% for the corresponding period in the prior year.

Financial Condition

Total assets increased by $19,339,754 between December 31, 1999, and June 30, 2000. Total loans increased by $14,152,090 or 5.5% during the first six months of 2000. Federal funds sold increased by $4,245,000 during the six months ended June 30, 2000.

The allowance for credit losses increased by $76,367 during the six month period ended June 30, 2000. The allowance equals 1.24% of total loans at June 30, 2000, compared to 1.28% at December 31, 1999.

Nonaccrual loans totaled $9,176,082 at June 30, 2000, an increase of $1,340,959 over December 31, 1999. The increase in nonaccrual loans is primarily the result of loans to two borrowers experiencing financial difficulties. Loans totaling $735,000 to a commercial borrower and its two individual owners personally, secured by mortgages on commercial buildings and residential properties, and also secured by personal property, became nonearning assets during the second quarter. Loans totaling $485,000 to a single borrower also became nonaccrual during the second quarter. Of this amount, $239,000 is secured by a farm property and $246,000 is secured by a tavern with apartment rentals. Management considers these loans marginally collateralized with some loss exposure possible.

The Company's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 4.9% at June 30, 2000, compared to 3.7% at December 31, 1999. As of June 30, 2000, management has identified $15.5 million of potential problem loans. Potential problem loans are loans that are performing but have a greater risk of nonperformance.

Demand deposits increased $2,608,759 or 9.9% during the first six months of 2000. Interest bearing deposits increased by $9,479,495 or 5.0% between December 31, 1999, and June 30, 2000.

Other borrowed funds increased by $5,888,109 or 9.3% during the first six months of 2000. The Company utilized other borrowings to fund loan growth.

Stockholders' equity increased by $855,928 to $32,977,302 as of June 30, 2000. As of June 30, 2000, the Company's leverage ratio was 9.7%, the risk-based core capital ratio was 13.0% and the risk-based total capital ratio was 14.2%. The Company and the Bank continue to maintain capital levels well above the regulatory minimum levels.

Liquidity

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's needs for cash. Cash and cash equivalents decreased by $67,993 during the first six months of 2000. Loan repayments as well as net cash provided by operating activities amounting to $2.0 million, the increase in deposits of $12.1 million and the net increase of $5.9 million in other borrowed funds, as shown in the Consolidated Statement of Cash Flows, were the major sources of funds during the first six months of 2000. The net increase in loans of $15.5 million and the net increase in federal funds sold of $4.2 million were the major uses of cash during the first six months. The federal funds sold totaling $7.8 million and the available-for-sale investment portfolio amounting to $20.1 million as of June 30, 2000, are readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds the Company also has off-balance sheet sources available to meet liquidity needs. The Company has unused lines of credit of $14.0 million as of June 30, 2000. The Company has commitments to extend credit of $27.7 million as of June 30, 2000. Management believes the Company's liquidity position as of June 30, 2000, is adequate under current economic conditions.

During July 2000, the Bank offered for one week a 7.50% twelve month fixed rate certificate of deposit. The special rate promotion, which generated approximately $15 million in new deposits, was offered in conjunction with the grand opening of the recently remodeled Bellevue facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk Management believes that the Company's primary market risk position has not materially changed from that disclosed in the Company's 1999 Form 10-K Annual Report.



Item 4.     Submission of Matters to a Vote of Security Holders

   (a)      The Company held its Annual Meeting of Shareholders on
            April 25, 2000.

   (b) Directors elected at the Annual Meeting were Edward Q. Opichka, D.D.S. and Thomas F. Wall. Directors whose term of office continued after the meeting were Terese
            M. Deprey, Darrell R. Lemmens, Mark E. Looker, B.E. Mleziva, D.V.M., C.J. Stodola and Norman F. Tauber.

   (c) The matters voted upon and the results of the voting were as follows:

        (1) The shareholders elected the following nominees to the Board of Directors to serve a three year term expiring in 2003:

            Nominees                         For        Withheld
                                           ------       --------
            Edward Q. Opichka, D.D.S.      46,925           0
            Thomas F. Wall                 46,925           0


        (2) The ratification of the appointment of Williams, Young and Associates, LLC as independent public accountants for the year ending December 31, 2000.

                       For                 Against       Abstain
                      ------               -------       -------
                      46,829                  0            96


Part II - Other Information

      Item 6. Exhibits

                (a) Exhibit 27.0 Financial Data Schedule

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DENMARK BANCSHARES, INC.

 Date:    August 8, 2000             /s/  Darrell R. Lemmens
                                   Darrell R. Lemmens,
                                   Principal Executive Officer,
                                   Chairman of the Board,
                                   and President


 Date:    August 8, 2000             /s/  Dennis J. Heim
                                   Dennis J. Heim,
                                   Vice President and Treasurer,
                                   Principal Financial and
                                   Accounting Officer