Form 10-Q
period 2000-09-30
DENMARK BANCSHARES INC
filed 2000-11-13
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at

Class October 23, 2000

Common Stock 54,803

(no par value)

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report On Form 10-Q

For The Quarter Ended September 30, 2000

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

Signatures 12

DENMARK BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
	September 30, 2000	December 31, 1999

	(Unaudited)
Assets
Cash and due from banks	$6,514,105	$9,503,948
Federal funds sold	13,375,000	3,505,000
Investment securities
Available-for-sale, at fair value	19,957,495	20,500,622
Held-to-maturity, at cost	25,789,255	24,389,906
Total Investment Securities	$45,746,750	$44,890,528
Loans
Commercial	72,010,680	71,174,504
Real estate	182,846,578	166,033,325
Installment	19,045,953	18,552,100
Other	904,611	865,099
Total Loans	$274,807,822	$256,625,028
Allowance for credit losses	(3,391,361)	(3,282,812)
Net Loans	$271,416,461	$253,342,216

Premises and equipment, net	4,723,854	4,110,927
Accrued interest receivable	2,161,642	1,664,314
Other assets	4,212,868	4,376,273
TOTAL ASSETS	$348,150,680	$321,393,206
Liabilities
Deposits
Non-interest bearing	$29,479,430	$26,387,194
Interest bearing	212,071,822	185,546,462
Total Deposits	$241,551,252	$211,933,656

Short-term borrowings	43,335,961	58,108,946
Accrued interest payable	1,857,251	1,337,566
Other liabilities	1,333,468	794,128
Long-term debt	27,093,788	17,097,536
Total Liabilities	$315,171,720	$289,271,832
Stockholders' Equity
Common stock, no par value authorized 320,000 shares; 54,814 and 54,907 outstanding respectively	$10,336,295	$10,336,295
Paid in capital	112,374	110,984
Treasury stock	(427,818)	(305,426)
Retained earnings	23,164,084	22,318,876
Accumulated other comprehensive income
Unrealized gains (losses) on securities	(205,975)	(339,355)
Total Stockholders' Equity	$32,978,960	$32,121,374

TOTAL LIABILITIES AND EQUITY	$348,150,680	$321,393,206
The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999

Interest Income Loans including fees	$5,756,360	$4,845,988	$16,598,980	$14,338,887
Interest and dividends on investment securities
Taxable	306,464	303,875	1,009,625	1,038,120
Exempt from federal tax	396,458	370,954	1,175,699	1,040,114
Federal funds sold	211,793	4,005	289,382	58,941
Total Interest Income	$6,671,075	$5,524,822	$19,073,686	$16,476,062
Interest Expense
Deposits	$2,944,580	$2,142,336	$7,681,757	$6,411,206
Short-term borrowings	840,453	603,119	2,571,522	1,352,935
Long-term borrowings	431,344	217,352	1,064,557	645,103
Total Interest Expense	$4,216,377	$2,962,807	$11,317,836	$8,409,244

Net interest income	$2,454,698	$2,562,015	$7,755,850	$8,066,818
Provision for Credit Losses	82,500	78,000	247,500	234,000

Net interest income after provision	$2,372,198	$2,484,015	$7,508,350	$7,832,818
Noninterest Income
Service fees and commissions	$190,047	$207,777	$567,285	$577,991
Investment security gains (losses)	0	4,494	0	(2,578)
Other	60,145	57,968	196,695	209,659
Total Noninterest Income	$250,192	$270,239	$763,980	$785,072
Noninterest Expense
Salaries and employee benefits	$1,201,078	$1,124,971	$3,556,790	$3,332,053
Occupancy expenses	200,319	167,467	592,570	506,504
Data processing expenses	136,936	102,049	427,830	319,946
Amortization of intangibles	52,835	52,834	158,503	158,503
Other operating expenses	341,805	294,871	983,235	922,918
Total Noninterest Expense	$1,932,973	$1,742,192	$5,718,928	$5,239,924

Income before income taxes	$689,417	$1,012,062	$2,553,402	$3,377,966
Income tax expense	140,156	270,083	611,111	960,411
NET INCOME	$549,261	$741,979	$1,942,291	$2,417,555
Per Share
Net income	$10.01	$13.48	$35.38	$43.96
Dividends declared	$10.25	$9.00	$20.00	$17.25
Weighted average shares outstanding	54,852	55,032	54,902	54,992

The accompanying notes are an integral part of these financial statements.

DENMARK BANCSHARES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)
	For the Nine Months Ended September 30, 2000 1999
Cash flows from operating activities:
Net Income	$1,942,291	$2,417,555
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	$326,932	$265,397
Provision for credit losses	247,500	234,000
Amortization of intangibles	158,503	158,503
Amortization of bond premium	11,599	22,626
Accretion of bond discount	(315,954)	(362,712)
Loss (gain) on sale of assets	(14,674)	(13,810)
Mortgage loans originated for sale	(1,007,483)	(6,260,184)
Proceeds from sale of mortgage loans	928,001	6,291,184
Increase in interest receivable	(497,328)	(233,738)
Increase (decrease) in interest payable	519,685	19,363
Other, net	512,946	192,705
Net cash provided by operating activities	$2,812,018	$2,730,889
Cash flows from investing activities:
Maturities of held-to-maturity securities	$699,148	$314,500
Maturities of available-for-sale securities	1,246,106	4,716,058
Purchases of held-to-maturity securities	(1,789,313)	(3,590,252)
Purchases of available-for-sale securities	(490,542)	(973,438)
Federal funds sold, net	(9,870,000)	6,702,000
Proceeds from sale of other real estate	1,245,481	216,388
Net increase in loans made to customers	(19,592,519)	(33,784,288)
Capital expenditures	(939,859)	(561,840)
Net cash used by investing activities
	($29,491,498)	($26,960,872)
Cash flows from financing activities:
Net increase (decrease) in deposits	29,617,597	($5,043,831)
Proceeds from sale of treasury stock	132,160	287,712
Purchases of treasury stock	(253,162)	(63,230)
Dividends paid	(1,030,223)	(851,495)
Debt proceeds	12,637,014	30,111,968
Debt repayment	(17,413,749)	(2,223,462)
Net cash provided by financing activities	$23,689,637	$22,217,662
Net decrease in cash and cash equivalents	(2,989,843)	(2,012,321)
Cash and cash equivalents, beginning	9,503,948	7,794,995
CASH & CASH EQUIVALENTS, ENDING	$6,514,105	$5,782,674
Supplemental schedule of noncash investing and financing activities:
	$1,350,256	$70,000
Loans transferred to foreclosed properties
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 FINANCIAL STATEMENTS

The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments necessary to present fairly the financial position of Denmark Bancshares, Inc. (the "Company"), the results of operations and cash flows for the periods presented. All adjustments necessary for the fair presentation of the financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Companys latest annual report on Form 10-K.

NOTE 2 INVESTMENT SECURITIES The amortized cost and estimated fair value of securities available-for-sale at September 30, 2000, and December 31, 1999, were as follows:
	September 30, 2000
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$13,498	$0	$306	$13,192
Mortgage-backed securities	3,500	3	34	3,469
FHLB stock	2,715	0	0	2,715
Equity securities	581	0	0	581
Total	$20,294	$3	$340	$19,957
	December 31, 1999
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$13,498	$0	$515	$12,983
Mortgage-backed securities	4,751	6	45	4,712
FHBL stock	2,410	0	0	2,410
Equity securities	396	0	0	396
Total	$21,055	$6	$560	$20,501

The amortized cost and estimated fair value of securities held-to-maturity at September 30, 2000, and December 31, 1999, were as follows:
	September 30, 2000
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and local governments	$25,789	$774	$160	$26,403
Total	$25,789	$774	$160	$26,403
	December 31, 1999
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and local governments	$24,390	$671	$436	$24,625
Total	$24,390	$671	$436	$24,625

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The amortized cost and estimated fair value of securities held-to-maturity and securities available-for-sale at September 30, 2000, by maturity are shown below:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
(In thousands)

Due in 1 year or less	$6,657	$6,583	$2,598	$2,667
Due from one to five years	9,291	9,028	4,483	4,647
Due from five to ten years	922	920	7,163	7,411
Due after ten years	128	130	11,545	11,678
Equity securities	3,296	3,296	0	0
Total	$20,294	$19,957	$25,789	$26,403

Mortgage-backed securities are allocated according to their expected prepayments rather than their contractual maturities.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses were as follows:
	For the Nine Months Ended September 30, 2000		For the Year Ended December 31,

	2000	1999	1999
Balance, beginning of period	$3,282,812	$3,058,618	$3,058,618
Provision charged to operations	247,500	234,000	312,000
Recoveries	25,596	56,028	62,523
Charge-offs	(164,547)	(69,145)	(150,329)
Balance, end of period	$3,391,361	$3,279,501	$3,282,812

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
(In thousands)	2000	2000	2000	1999	1999

Operating Results
Interest income	$6,671	$6,320	$6,082	$5,842	$5,525
Interest expense	4,216	3,699	3,402	3,189	2,963
Net interest income	2,455	2,621	2,680	2,653	2,562
Provision for credit losses	83	82	83	78	78
Noninterest income	250	292	222	241	270
Noninterest expense	1,933	1,946	1,840	1,711	1,742
Net income	549	664	729	799	742

Per Share Data
Net income per share	$10.01	$12.10	$13.27	$14.54	$13.48

(In thousands)

Financial Condition (1)
Loans	$274,808	$270,777	$262,766	$256,625	$248,656
Allowance for credit losses	3,391	3,359	3,326	3,283	3,280
Investment securities	45,747	45,499	45,308	44,891	44,323
Assets	348,151	340,733	326,154	321,393	306,962
Deposits	241,551	224,022	211,386	211,934	207,006
Other borrowed funds	70,430	81,095	79,798	75,206	65,965
Stockholders' equity	32,979	32,977	32,464	32,121	31,552

Financial Ratios
Return on average equity	6.60%	8.08%	8.95%	9.98%	9.30%
Return on average assets	0.64%	0.80%	0.92%	1.03%	0.99%
Interest rate spread	2.13%	2.56%	2.81%	2.81%	2.83%
Average equity to average assets	9.65%	9.95%	10.24%	10.27%	10.61%
Allowance for credit losses
to total loans (1)	1.23%	1.24%	1.27%	1.28%	1.32%

(1) As of the period ending.

Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the quarter ended September 30, 2000, was $549,261, or $10.01 per share, a decrease of $192,718 or 26%, compared to $741,979, or $13.48 per share, for the corresponding period in 1999. This decrease was the result of lower net interest income, lower noninterest income and higher noninterest expenses.

Net interest income for the quarter ended September 30, 2000, was $2,454,698, a decrease of $107,317 over the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Increase (Decrease) Due to Change In
(In thousands)	Average Balance	Average Rate	Total Change
Interest income	$709	$437	$1,146
Interest expense	562	691	1,253
Net interest income	$147	$(254)	$(107)

The decrease in net interest income is primarily attributable to lower net interest spread which offset increased net interest income generated by larger volume. The Company's average interest rate spread was 2.13% during the third quarter of 2000 compared to 2.83% during the quarter ended September 30, 1999. The yield on earning assets increased by 39 basis points while the cost of funds increased by 109 basis points. Average earning assets increased by $43.0 million during the third quarter of 2000 and average interest-bearing liabilities increased by $39.6 million compared to the third quarter of 1999. The increases in volume improved net interest income by $147,000.

In the third quarter of 2000 the Company's provision for credit losses was $82,500 compared to $78,000 for the third quarter of 1999. Net charge-offs were $50,318 in the third quarter of 2000 compared to net charge-offs of $47,493 during the third quarter of 1999.

Noninterest income for the three months ended September 30, 2000, was $250,192, a decrease of $20,047 over the corresponding period in 1999. This decrease is primarily the result of a decrease of $16,776 on insurance commissions.

Noninterest expense increased by $190,781 or 11% during the three months ended September 30, 2000, over the corresponding period in 1999. Salaries and benefits expense increased $76,107 or 7% over the corresponding period in 1999. This increase is the result of higher salaries and wages which increased by $45,654 primarily as a result of regular salary increases and higher group health insurance expenses which increased by $24,875 or 17%. Occupancy expenses increased by $32,852 primarily as a result of higher depreciation expense which increased by $27,212. Data processing expenses increased by $34,887. The increase in data processing fees includes one-time charges of $8,796 to implement check imaging technology. The Company is currently negotiating a new contract with its core data processor and evaluating other alternatives in an effort to reduce data processing expenditures. Other operating expenses increased by $46,934 or 16% compared to the corresponding period in 1999.

This increase is attributable to higher marketing expenses which increased by $49,140. During July 2000, the Bank extensively advertised a twelve month fixed rate certificate of deposit. The special rate promotion, which generated approximately $15 million in new deposits, was offered in conjunction with the grand re-opening of the recently remodeled Bellevue office.

Return on average assets in the third quarter of 2000 was .64%, compared to .99% for the corresponding period in 1999. Return on average equity in the third quarter of 2000 was 6.6%, compared to 9.3% for the corresponding period in the prior year.

Financial Condition

Total assets increased by $26,757,474 between December 31, 1999, and September 30, 2000. Federal funds sold increased by $9,870,000 during the nine months ended September 30, 2000. Total loans increased by $18,182,794 during the first nine months of 2000.

The allowance for credit losses increased by $108,549 during the nine months ended September 30, 2000. The allowance equals 1.23% of total loans at September 30, 2000, compared to 1.28% at December 31, 1999. Nonaccrual loans totaled $9,672,676 at September 30, 2000, an increase of $1,837,553 over December 31, 1999. The increase in nonaccrual loans is primarily the result of loans to two borrowers experiencing financial difficulties. Loans totaling $801,000 to a commercial borrower and its two individual owners personally became nonaccrual. The loans are secured by mortgages on commercial buildings and residential properties, and are also secured by personal property. Loans totaling $485,000 to a single borrower also became nonaccrual. Of this amount, $239,000 is secured by a farm property and $246,000 is secured by a tavern with apartment rentals. Management considers these loans marginally collateralized with some loss exposure possible.

The Company's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 4.6% at September 30, 2000, compared to 3.7% at December 31, 1999. As of September 30, 2000, management has identified $15.8 million of potential problem loans. Potential problem loans are loans that are performing but have a greater risk of nonperformance.

Demand deposits increased $3,092,236 during the first nine months of 2000. Interest bearing deposits increased by $26,525,360 between December 31, 1999, and September 30, 2000. Certificates of deposit increased by $28.2 million during the first nine months of this year. A special CD promotion produced approximately $15 million in deposits. Management also attributes the growth in CD's this year to higher interest rates and volatility in the equity markets.

Other borrowings decreased $4,776,733 the first nine months of 2000. The Company utilized the deposit growth to reduce other borrowed funds.

Stockholders' equity increased by $857,586 to $32,978,960 as of September 30, 2000. The Company and the Bank continue to maintain capital levels well above the regulatory minimum levels. As of September 30, 2000, the Company's leverage ratio was 9.0%, the risk-based core capital ratio was 12.6% and the risk-based total capital ratio was 13.9%.

On September 26, 2000, the Company's Board of Directors declared a semiannual $10.25 per share dividend payable on January 2, 2001, to all shareholders of record on December 12, 2000.

Liquidity

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's needs for cash. Cash and cash equivalents decreased by $3.0 million during the first nine months of 2000. Loan repayments as well as net cash provided by operating activities amounting to $2.8 million and the increase in deposits of $29.6 million, as shown in the Consolidated Statement of Cash Flows, were the major sources of funds during the first nine months of 2000. The net increase in loans of $19.6 million, the net increase in federal funds sold of $9.9 million and the net decrease in borrowed funds of $4.8 million were the major uses of cash during the first nine months. The federal funds sold totaling $13.4 million and the available-for-sale investment portfolio amounting to $20.0 million as of September 30, 2000, are readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds the Company also has off-balance sheet sources available to meet liquidity needs. The Company has unused lines of credit of $25.4 million as of September 30, 2000. The Company has commitments to extend credit of $25.1 million as of September 30, 2000. Management believes the Company's liquidity position as of September 30, 2000, is adequate under current economic conditions.

Accounting Developments

In June 1999, the Financial Accounting Standards Board (FASB) issued FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133". This statement is effective for all quarters of fiscal years beginning after June 15, 2000. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after the issuance of the statement. This statement should not be applied retroactively to financial statements of prior periods. FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that all derivatives are recognized as either assets or liabilities in the statement of financial position and that those instruments are measured at fair value. The Company anticipates that the adoption FAS No. 133, as amended by FAS No. 137, will not have a material impact on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk position has not materially changed from that disclosed in the Company's 1999 Form 10-K Annual Report.

Part II -- Other Information

Item 6. Exhibits

(a) Exhibit 27.0 Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENMARK BANCSHARES, INC. S/S Darrell R. Lemmens
Date: October 23, 2000	Darrell R. Lemmens,
Principal Executive Officer,
Chairman of the Board,
and President S/S Denis J. Heim
Date: October 23, 2000	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer