Form 10-K405
period 2000-12-31
DENMARK BANCSHARES INC
filed 2001-03-30
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2001, was $57,382,996 (44,971 shares at $1,276 per share).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 1, 2001, there were 54,841 shares of the registrant's Common Stock (no par value) issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Documents	Part of Form 10-K into Which Portions of Documents are Incorporated
Annual Report to Shareholders for the fiscal year ended December 31, 2000	Parts I, II and IV
Proxy Statement for Annual Meeting of Shareholders on April 24, 2001	Part III

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

The Bank

The Bank offers a full line of retail banking services, including checking, time deposits of various types, loans for business, real estate and personal use, and other miscellaneous banking services. The Bank employs two experienced investment representatives that provide financial planning and sell annuities, mutual funds and other investment securities. The Bank has five offices, serving primarily Kewaunee, Brown and Manitowoc Counties. The Bank also has eight automated teller machines at various locations throughout its market area. The Bank also offers home banking 24 hours a day via telephone or personal computer. These services allow customers to transfer funds between deposit accounts and inquire about their balances or recent transaction activity as well as providing information about current interest rates.

No significant portion of the loan portfolio of the Bank is concentrated in one individual or group of individuals, and management believes that the portfolio's industry weighting is prudent. Seasonal factors do not materially affect the size or quality of the loan portfolio of the Bank. Set forth below is a schedule of the concentration of the Company's loans, including loans of the Bank and DACC, at December 31, 2000:

Amounts in Thousands
Agriculture Related	$56,785
Commercial	40,609
Real Estate - Construction	10,891
Real Estate - Mortgage	152,467
Installment Loans to Individuals	19,270
Other	955
Total Loans	$280,977

Denmark Agricultural Credit Corporation

DACC commenced business in 1986 to provide a source of funds for farm loans and to provide a source of liquidity for the Bank. As of the close of the fiscal year, DACC had lines of working capital credit in the aggregate amount of $37,000,000, including $30,000,000 from the AgriBank, FCB and $7,000,000 from a private lending institution. DACC originates loans and purchases loans exclusively from the Bank. As of December 31, 2000, DACC held agricultural loans totaling $30,457,051. In 2000 the net income of DACC was equal to 23.93% of the consolidated net income of the Company.

Insurance Subsidiary

McDonald sells life, health, casualty, auto and all other general types of insurance, and performs certified residential appraisals for the Bank. To date, the operations of McDonald have not represented a material portion of the consolidated operating results of the Company.

Areas Serviced by the Company; Competition

The Company serves Kewaunee, Brown and Manitowoc Counties, including the villages of Denmark, Maribel, Reedsville and Whitelaw and the town of Bellevue. The population of the Bank's primary service area is approximately 15,000. The local economy of the area served is based on agriculture and light industry but the extended service area has a generally diversified economy. Extreme competition exists in obtaining new deposits and loans. The Company faces intense competition from other banks, thrift institutions, credit unions, insurance agencies, and securities brokerage firms. Many of the Company's competitors are larger and have significantly greater financial resources than the Company.

Employees of the Company

At December 31, 2000, the Bank had 82 full-time equivalent employees; McDonald has five full-time employees. The Company considers its relationship with its employees to be excellent.

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

As a registered bank holding company, the Company is supervised and regularly examined by the Board. Under the Act, the Company is required to file with the Board an annual report and such additional information as may be required. The Board can order bank holding companies and their subsidiaries to cease and desist from any actions which in the opinion of the Board constitute serious risk to the financial safety, soundness or stability of a subsidiary bank and are inconsistent with sound banking principles or in violation of law. The Board has adopted regulations that deal with the measure of capitalization for bank holding companies. Such regulations are essentially the same as those adopted by the FDIC, described below. The Board has also issued a policy statement on the payment of cash dividends by bank holding companies, wherein the Board has stated that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing.

Under Wisconsin law, the Company is also subject to supervision and examination by the Division of Banking of the Wisconsin Department of Financial Institutions (the "Division"). The Division is also empowered to issue orders to a bank holding company to remedy any condition or policy, which, in its determination, endangers the safety of deposits in any subsidiary state bank, or the safety of the bank or its depositors. In the event of noncompliance with such an order, the Division has the power to direct the operation of the state bank subsidiary and withhold dividends from the holding company.

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

On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 was signed into law. This Act, commonly referred to as the Financial Modernization Act, is intended to modernize the financial industry. The Act, among other things, repeals the provisions of the 1933 Glass-Steagall Act and the 1956 Bank Holding Company Act prohibiting affiliations with other types of financial services firms. The Act allows bank holding companies to engage in a full range of financial activities through a new entity known as a financial holding company or a national bank to engage in financial activities through a financial subsidiary. The Act allows banks to affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company.

Other major provisions of the Act include the following: (1) Closing off the "unitary thrift holding company loophole" which permitted commercial companies to own and operate thrifts. The Act prohibits commercial companies from chartering new thrifts after May 4, 1999, and prohibits the future sale of existing unitaries to any commercial company; (2) Reforms the Federal Home Loan Bank System by easing requirements to obtain funds from the FHLB. The Act permits FHLB members with less than $500 million in assets to pledge small business and agricultural loans as collateral for FHLB advances; (3) The Act provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies. Regulatory jurisdiction is based on the financial activity being undertaken but the Federal Reserve Board has umbrella supervision responsibilities for financial holding companies; (4) The Act creates a new federal privacy law that requires financial institutions to create and disclose their privacy policies and procedures for protecting certain information regarding their customers; (5) The Act requires disclosure of CRA agreements between insured depository institutions or their affiliates and community groups and requires community groups to submit annual reports to the appropriate federal regulator or to the insured depository institution that is party to the agreement describing the use of funds received pursuant to CRA agreements; and (6) The Act requires ATM operators which impose fees for use of their machines to clearly post a notice on the machine, as well as either on the screen or on a paper notice, that a fee will be assessed. In addition, the operators must note the amount of the fee on the screen or on a paper notice and give the user an opportunity to decide whether to authorize the charge prior to completing the transaction.

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

The activities and operations of banks are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the Community Reinvestment Act, anti-redlining legislation and the antitrust laws. The Community Reinvestment Act includes provisions under which the federal bank regulatory agencies must consider, in connection with applications for certain required approvals, including applications to acquire control of a bank or holding company or to establish a branch, the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities, including those of low and moderate-income borrowers.

FDICIA, among other things, establishes five tiers of capital requirements: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The FDIC has adopted regulations, which define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier I risk-based capital ratio (Tier I Capital to risk-weighted assets) of 6% or greater, and a Tier I leverage capital ratio (Tier I Capital to total assets) of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. The other categories are identified by descending levels of capitalization. Undercapitalized banks are subject to growth limitations and are required to submit a capital restoration plan. If an undercapitalized bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." Significantly undercapitalized banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. The Bank currently exceeds the regulatory definitions of a well capitalized financial institution.

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

ITEM 2. DESCRIPTION OF PROPERTY

The following table sets forth certain information relating to the Company's corporate offices and other facilities, all of which are owned by the Company or its subsidiaries:

Location	Approximate Square Feet	Principal Uses
Denmark	22,000	Principal corporate and banking offices
Bellevue	10,000	Branch bank
Maribel	2,400	Branch bank
Reedsville	3,700	Branch bank
Whitelaw	3,400	Branch bank
Denmark	1,000	Insurance office occupied by McDonald

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

In the opinion of management, all of the Company's properties are adequately covered by insurance. In addition to the Company's corporate offices and banking facilities, the Company from time to time acquires real estate upon foreclosure. The Company sells such real estate as soon as practicable after it is acquired.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is a party to any legal proceedings which, individually or in the aggregate, are material to the Company as a whole. From time to time the Company (through its subsidiaries) is involved in routine litigation, including collection matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

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

The Company's interest rate risk is limited by the short-term nature of the loan portfolio and by the short maturity structure of the time deposits. The Company's investment securities portfolio and long-term debt instruments contain more interest rate risk because of their long-term structure. During periods of an upward-sloping yield curve, management has purchased longer-term securities to take advantage of the higher yields. The held-to-maturity portion of the investment portfolio contains municipal securities with maturities as long as sixteen years and consequently is subject to greater market value volatility during periods of rising or falling interest rates. The excess of market value over cost mitigates the current risk of the held-to-maturity portfolio and the held-to-maturity portfolio represents only 7.7% of total assets at year-end.

The Bank's Interest Rate Risk Management Committee monitors rate sensitive assets and liabilities and develops appropriate strategies and pricing policies. The committee, which meets monthly, consists of at least three members of senior management. The committee operates under quantifiable financial guidelines measuring interest rate risk as approved by the Bank's Board of Directors in the Interest Rate Risk Management Policy. The committee reports to the Board of Directors on a quarterly basis. The committee relies on, among other things, modeling simulations to project the potential effect of various rate scenarios on net interest income. The following table summarizes results of simulations as of the end of the two most recent years:

As of December 31, 2000
Change in Interest Rates	Projected Net Interest Income	Increase (Decrease)	Percent Change
100 basis point rise	$11,919,960	$(1,483)	(.01)%
No change	$11,921,443	--	--
100 basis point decline	$11,895,926	$(25,517)	(.21)%

As of December 31, 1999
Change in Interest Rates	Projected Net Interest Income	Increase (Decrease)	Percent Change
100 basis point rise	$12,072,529	$395,252	3.38%
No change	$11,677,277	--	--
100 basis point decline	$11,259,025	$(418,252)	(3.58)%

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

Market value calculations are complex and require good cash flow information in order to be precise. The simulation model the Company utilizes approximates the average life of earning assets and interest-bearing liabilities and therefore the resulting market value computations are estimates. The average life calculations are then used as a proxy for duration. Duration is defined as the percent change in market value (price) of a financial instrument for every 100 basis point change in interest rates. Using this technique, the approximate market values for the major balance sheet categories are calculated for various rate changes. The market value of equity is equal to the market value of assets minus the market value of liabilities.

The following table presents the Company's projected change in the market value of equity for various levels of interest rates as of the end of the two most recent years:

As of December 31, 2000
Change in Interest Rates	Estimated Market Value of Equity	Increase (Decrease)	Percent Change
100 basis point rise	$26,421,816	$(2,976,306)	(10.12)%
No change	$29,398,122	--	--
100 basis point decline	$32,266,419	$2,868,297	9.76%

As of December 31, 1999
Change in Interest Rates	Estimated Market Value of Equity	Increase (Decrease)	Percent Change
100 basis point rise	$28,936,733	$(1,341,245)	(4.43)%
No change	$30,277,978	--	--
100 basis point decline	$31,573,928	$1,295,950	4.28%

This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained changes in prevailing market interest rates. As of December 31, 2000, the Company's estimated changes in the market value of equity are within limitations established by the Company's Board of Directors. Certain shortcomings are inherent in the method of analysis presented in the computation of market value of equity. Actual results may differ from those projections presented should market conditions vary from assumptions used in theses calculations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, including the notes thereto and the independent auditors' report, required by this item are contained in the sections captioned "Consolidated Financial Statements" and "Notes to the Consolidated Financial Statements" in the 2000 Annual Report and are incorporated herein by reference. The supplementary data required by this item is contained in the section captioned "Selected Financial Information" under the heading "Quarterly Financial Information".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not, within the 24 months before the date of the most recent financial statements, changed its accountants, nor have there been any disagreements on accounting and financial disclosures.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the section captioned "Proposal I-Election of Directors" in the Company's proxy statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Certain information with respect to the Company's other executive officers is set forth below:

NAME	AGE	POSITION
Dennis J. Heim	41

Mr. Heim has served as Vice President of the Company since 1995 and Treasurer since 1993. Mr. Heim has also served as Senior Vice President and Chief Financial Officer of the Bank since January 1999. Mr. Heim has held other positions with the Bank since 1983.

Roger L. Lemmens	51

Mr. Lemmens has served as a Vice President of the Bank since 1991 and prior thereto was an Assistant Vice President of the Bank since 1986. Mr. Lemmens has been a Branch Manager for the Bank since 1988. Mr. Lemmens has also served as a director of the Bank since February 1993. Roger L. Lemmens is the brother of Darrell R. Lemmens, Chairman of the Board and President of the Company.

John P. Olsen	50

Mr. Olsen has served as President of DACC since 1986, as Treasurer since 1996 and as a director of DACC since 1985. Mr. Olsen has served as a Senior Vice President and Chief Credit Officer of the Bank since January 1999. Mr. Olsen has held other positions with the Bank since 1985.

David H. Radue	52

Mr. Radue has served as a director, Vice President and Branch Manager of the Bank since 1986. Mr. Radue was a director of the Maribel Bank from 1984 until its consolidation with the Bank in 1986. Mr. Radue has also been a director of DACC since 1986.

Glenn J. Whipp	50	Mr. Whipp has served as a director of the Bank since 1983. Mr. Whipp has also been a Vice President and Branch Manager of the Bank since 1984.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Company's proxy statement, prepared for the 2001 Annual Meeting of Shareholders, which contains information concerning this item, under the captions "Committees, Meetings and Compensation of Directors", "Executive Compensation", "Board Compensation Committee Report on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the Company's proxy statement, prepared for the 2001 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Voting Securities and Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the Company's proxy statement, prepared for the 2001 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Certain Relationships and Related Transactions," is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) 1. and 2. Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are contained in the Annual Report to Shareholders and are incorporated herein by reference:

Consolidated Statements of Financial Condition as of December 31, 2000, 1999 and 1998

Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

Independent Auditors' Report

Selected Financial Information

(a) 3. The "Index to Exhibits" is shown below.

(b) The Company filed no reports on Form 8-K during the fourth quarter of 2000.

INDEX TO EXHIBITS

DENMARK BANCSHARES, INC.

FORM 10-K

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation [Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-1 (No. 33-46600), as amended]

3.2	Restated Bylaws [Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (No. 33-46600), as amended]

11.1	Statement Re Computation of Per Share Earnings

13.1	Annual Report to Shareholders for the Fiscal Year Ended December 31, 2000

21.1	List of Subsidiaries

23.1	Consent of Williams Young, LLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENMARK BANCSHARES, INC.

By: /s/Darrell R. Lemmens Darrell R. Lemmens,

Chairman of the Board,

President and a Director

Date: March 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Darrell R. Lemmens	By:	/s/ Dennis J. Heim
	Darrell R. Lemmens, Principal Executive Officer, Chairman of the Board, President and Director		Dennis J. Heim, Vice President, Treasurer, Principal Financial and Accounting Officer
By:	/s/ Terese M. Deprey	By:	/s/ Mark E. Looker
	Terese M. Deprey, Secretary and Director		Mark E. Looker, Vice President and Director
By:	/s/ B. E. Mleziva, DVM	By:	/s/ Edward Q. Opichka, DDS
	B. E. Mleziva, DVM Director		Edward Q. Opichka, DDS Director
By:	/s/ C. J. Stodola	By:	/s/ Norman F. Tauber
	C. J. Stodola, Director		Norman F. Tauber, Director
By:	/s/ Thomas F. Wall
	Thomas F. Wall, Director		Date: March 27, 2001