Form 10-Q
period 2001-03-31
DENMARK BANCSHARES INC
filed 2001-05-14
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 27, 2001, there were 54,796 shares of the registrant's Common Stock (no par value) issued and outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report On Form 10-Q

For The Quarter Ended March 31, 2001

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
	March 31,	December 31,
	2001	2000
	(Unaudited)
Assets
Cash and due from banks	$8,300,944	$7,393,322
Federal funds sold	19,017,000	5,328,000
Investment Securities
Available-for-sale, at fair value	5,079,406	16,468,716
Held-to-maturity, at cost	28,421,981	26,577,783
Total Investment Securities	$33,501,387	$43,046,499
Loans
Real Estate	184,505,735	186,033,601
Commercial	74,265,738	74,718,518
Installment	19,420,485	19,270,194
Other	943,117	955,167
Total Loans	$279,135,075	$280,977,480
Allowance for credit losses	(3,497,338)	(3,471,561)
Net Loans	$275,637,737	$277,505,919
Premises and equipment, net	4,529,343	4,624,475
Accrued interest receivable	2,147,026	1,984,859
Other assets	7,537,588	7,295,830
TOTAL ASSETS	$350,671,025	$347,178,904

Liabilities
Deposits
Noninterest-bearing	$27,424,858	$33,635,248
Interest-bearing	216,666,515	211,986,055
Total Deposits	$244,091,373	$245,621,303

Short-term borrowings	37,412,078	43,015,255
Accrued interest payable	1,773,223	1,878,957
Other liabilities	1,181,182	819,172
Long-term debt	32,091,161	22,092,487
Total Liabilities	$316,549,017	$313,427,174
Stockholders' Equity
Common stock, no par value,	$10,336,295	$10,336,295
authorized 320,000 shares;
issued 54,823 and 54,784 outstanding respectively
Treasury stock	(415,233)	(465,032)
Paid in capital	112,227	112,374
Retained earnings	24,083,269	23,846,903
Accumulated other comprehensive income
Unrealized gains (losses) on securities	5,450	(78,810)
Total Stockholders' Equity	$34,122,008	$33,751,730
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$350,671,025	$347,178,904

The accompanying notes are an integral part of these financial statements.

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	For the Quarter Ended
	March 31,	March 31,
	2001	2000
Interest Income
Loans including fees	$5,967,942	$5,307,985
Investment securities:
Taxable	234,968	261,239
Exempt from federal tax	399,867	387,500
Interest on federal funds sold	136,771	13,415
Other interest income	180,508	112,041
	$6,920,056	$6,082,180
Interest Expense
Deposits	$2,980,239	$2,270,421
Short-term borrowings	618,093	893,115
Long-term debt	410,209	239,026
	$4,008,541	$3,402,562
Net interest income	$2,911,515	$2,679,618
Provision for Credit Losses	111,000	82,500
Net interest income after
provision for credit losses	$2,800,515	$2,597,118
Other Income
Service fees and commissions	$208,339	$161,214
Investment security gains	6,384	0
Other	67,069	60,637
	$281,792	$221,851
Other Expense
Salaries and employee benefits	$1,253,048	$1,170,184
Occupancy expenses	231,973	195,971
Data processing expenses	131,405	145,130
Amortization of intangibles	52,834	52,834
Other operating expenses	298,542	276,123
	$1,967,802	$1,840,242
Income before income taxes	$1,114,505	$978,727
Income tax expense	288,792	250,156
NET INCOME	$825,713	$728,571

Per Share
Net income	$15.07	$13.26
Dividends declared	$10.75	$9.75
Weighted average shares outstanding	54,796	54,931

The accompanying notes are an integral part of these financial statements.

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the Quarter Ended
	March 31,
	2000	1999
Cash Flows from Operating Activities:
Net income	$825,713	$728,571
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	125,177	112,877
Provision for credit losses	111,000	82,500
Amortization of intangibles	52,834	52,834
(Gain) loss on sale of assets	(6,384)	1,193
Amortization of bond premium	3,165	1,449
Accretion of bond discount	(77,361)	(105,622)
Mortgage loans originated for sale	(3,639,980)	(151,906)
Proceeds from sale of mortgage loans	3,273,263	151,906
Increase in interest receivable	(162,167)	(218,407)
Increase (decrease) in interest payable	(105,734)	98,036
Other, net	386,704	343,507
Net Cash Provided by Operating Activities	$786,230	$1,096,938
Cash Flows from Investing Activities:
Maturities of held-to-maturity securities	$1,693,156	$265,000
Maturities and sales of available-for-sale securities	12,730,755	341,534
Purchase of held-to-maturity securities	(3,460,844)	(570,000)
Purchase of available-for-sale securities	(1,199,538)	(63,598)
Purchases of Federal Home Loan Bank stock	(55,600)	(215,000)
Federal funds sold, net	(13,689,000)	392,000
Proceeds from sale of foreclosed assets	0	148,807
Net increase in loans made to customers	1,778,898	(7,410,575)
Capital expenditures	(30,045)	(509,622)
Net Cash Used by Investing Activities	($2,232,218)	($7,621,454)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	($1,529,931)	($547,595)
Purchase of treasury stock	(84,328)	(25,830)
Sale of treasury stock	133,980	132,160
Dividends paid	(561,608)	(495,045)
Securities sold under repurchase agreements, net	(477,797)	655,000
Debt proceeds	18,047,620	9,918,147
Debt repayments	(13,174,326)	(5,981,225)
Net Cash Provided by Financing Activities	$2,353,610	$3,655,612
Net (decrease) increase in cash and cash equivalents	$907,622	($2,868,904)
Cash and cash equivalents, beginning	7,393,322	9,503,948
CASH AND CASH EQUIVALENTS, ENDING	$8,300,944	$6,635,044
Noncash Investing Activities:
Loans transferred to foreclosed properties	$345,000	$1,230,807

The accompanying notes are an integral part of these financial statements.

Denmark Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS
The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments necessary to present fairly the financial position of Denmark Bancshares, Inc. (the "Company"), the results of operations and cash flows for the periods presented. All adjustments necessary for the fair presentation of the financial statements are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

NOTE 2 - INVESTMENT SECURITIES
The amortized cost and estimated fair value of securities available-for-sale were as follows:
	March 31, 2001
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$2,000,000	$0	$0	$2,000,000
Mortgage-backed securities	1,856,279	10,845	(1,854)	1,865,270
Money market fund	1,214,136	0	0	1,214,136
	$5,070,415	$10,845	($1,854)	$5,079,406
	December 31, 2000
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$13,498,164	$0	($116,314)	$13,381,850
Mortgage-backed securities	3,084,801	7,941	(20,471)	3,072,270
Money market fund	14,596	0	0	14,596
	$16,597,561	$7,941	($136,785)	$16,468,716

The amortized cost and estimated fair value of securities held-to-maturity were as follows:

	March 31, 2001
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
State and local governments	$28,421,981	$1,362,724	($12,467)	$29,772,238
	$28,421,981	$1,362,724	($12,467)	$29,772,238

	December 31, 2000
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
State and local governments	$26,577,783	$932,316	($35,573)	$27,474,526
	$26,577,783	$932,316	($35,573)	$27,474,526

Denmark Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and estimated fair values of securities at March 31, 2000, by maturity were as follows:

	Securities Available-for-Sale		Securities Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Amounts Maturing	Cost	Value	Cost	Value
Within one year	$0	$0	$2,398,453	$2,437,957
From one through five years	3,254,882	3,263,168	2,815,610	2,960,044
From five through ten years	475,434	475,629	7,530,347	7,958,353
After ten years	125,963	126,473	15,677,571	16,415,884
Other securities (no stated maturity)	1,214,136	1,214,136	0	0
	$5,070,415	$5,079,406	$28,421,981	$29,772,238

NOTE 3 - ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses were as follows:
			For the Year
	For the Three Months Ended		Ended
	March 31,		December 31,
	2001	2000	2000
Balance, beginning of period	$3,471,561	$3,282,812	$3,282,812
Provision charged to operations	111,000	82,500	463,535
Recoveries	18,589	4,189	28,549
Charge-offs	(103,812)	(43,201)	(303,335)
Balance, end of period	$3,497,338	$3,326,300	$3,471,561

Denmark Bancshares, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Unaudited)

Financial Highlights

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
(In thousands)	2001	2000	2000	2000	2000

Operating Results
Interest income	$6,920	$6,785	$6,671	$6,320	$6,082
Interest expense	4,008	4,186	4,216	3,699	3,402
Net interest income	2,912	2,599	2,455	2,621	2,680
Provision for credit losses	111	216	83	82	83
Noninterest income	282	256	250	292	222
Noninterest expense	1,968	1,737	1,933	1,946	1,840
Net income	826	683	549	664	729

Per Share Data
Net income per share	$15.07	$12.46	$10.01	$12.10	$13.26

(In thousands)

Financial Condition (1)
Loans	$279,135	$280,977	$274,808	$270,777	$262,766
Allowance for credit losses	3,497	3,472	3,391	3,359	3,326
Investment securities	33,501	43,046	42,679	42,479	42,330
Assets	350,671	347,179	348,151	340,733	326,154
Deposits	244,091	245,621	241,551	224,022	211,386
Other borrowed funds	69,503	65,108	70,430	81,095	79,798
Stockholders' equity	34,122	33,752	32,979	32,977	32,464

Financial Ratios
Return on average equity	9.64%	8.15%	6.60%	8.08%	8.95%
Return on average assets	0.95%	0.80%	0.64%	0.80%	0.92%
Interest rate spread	2.68%	2.30%	2.13%	2.56%	2.81%
Average equity to average assets	9.81%	9.83%	9.65%	9.95%	10.24%
Allowance for credit losses
to total loans (1)	1.25%	1.24%	1.23%	1.24%	1.27%

(1) As of the period ending.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the quarter ended March 31, 2001, was $825,713, or $15.07 per share, an increase of $97,142 or 13%, compared to $728,571, or $13.26 per share, for the corresponding period in 2000. This increase was the result of higher net interest income and higher noninterest income, which more than offset an increase in the provision for loan losses and higher noninterest expenses.

Net interest income for the quarter ended March 31, 2001, was $2,911,515, an increase of $231,897 over the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Increase Due to Change In
(In thousands)	Average Balance	Average Rate	Total Change
Interest Income	$581	$257	$838
Interest Expense	351	255	606
Net interest income	$230	$2	$232

The increase in net interest income is primarily attributable to higher volume. Average earning assets increased by $30.0 million or 10% during the first quarter of 2001 compared to the first quarter of 2000. Average interest-bearing liabilities increased by $24.5 million or 9.3% compared to the first quarter of 2000. The increases in volume resulted in an increase in net interest income of $230,000.

In the first quarter of 2001 the Company's provision for credit losses was $111,000 compared to $82,500 for the first quarter of 2000. Net charge-offs were $85,223 in the first quarter of 2001 compared to net charge-offs of $39,012 during the first quarter of 2000.

Noninterest income for the three months ended March 31, 2001, was $281,792, an increase of $59,941 over the corresponding period in 2000. This increase is primarily the result of an increase of $45,094 in commissions from insurance sales. The higher commissions are mostly attributable to bonuses received based on volume and loss experience from previous years. Investment security gains increased by $6,384 during the first quarter of 2001 compared to the corresponding period in the prior year. Appraisal fees were $4,375 higher in the first quarter of 2001 compared to the first quarter of 2000.

Noninterest expense increased by $127,560 or 7% during the three months ended March 31, 2001, over the corresponding period in 2000. Salaries and benefits expense increased $82,864 or 7% over the corresponding period in 2000. This increase is the result of higher salaries and wages, which increased by $35,639 primarily as a result of regular salary increases and higher group health insurance expenses, which increased by $44,060 or 28%. Occupancy expenses increased by $36,002 or 18% compared to the first quarter of 2000. This increase is the result of major equipment repairs totaling $12,655, an increase in depreciation of $12,300 and an increase in utility expenses amounting to $5,397. Other operating expenses increased by $22,419 or 8%. This increase was primarily the result of higher legal expenses, which increased by $12,230 compared to the first quarter of 2000. The Company paid $10,756 in legal fees for the review and negotiation of a long-term data processing contract.

Return on average assets in the first quarter of 2001 was .95%, compared to .92% for the corresponding period in 2000. Return on average equity in the first quarter of 2001 was 9.6%, compared to 9.0% for the corresponding period in the prior year.

Financial Condition

Total assets increased by $3,492,121 between December 31, 2000, and March 31, 2001. Federal funds sold increased by $13.7 million during the first quarter. Investment securities and loans decreased by $9.5 million and $1.8 million, respectively, during the first quarter of 2001. During the quarter $11.5 million of U.S. Government agency securities were called. The funds were used to increase the tax-exempt portfolio, which increased by $1.8 million and to increase federal funds sold. The Bank sold $3.3 million of fixed rate mortgages to the secondary mortgage market. Other borrowed funds increased by $4.4 million during the first three months of 2001.

The allowance for credit losses increased by $25,777 during the quarter ended March 31, 2001. The allowance equals 1.25% of total loans at March 31, 2001, compared to 1.24% at December 31, 2000. Nonaccrual loans totaled $8,331,073 at March 31, 2001, an increase of $185,554 over December 31, 2000. The Company's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 5.0% at March 31, 2001 compared to 4.0% at December 31, 2000. Loans 30 days past due but still accruing totaled $5.7 million at March 31, 2001, an increase of $2.6 million compared to year-end. The increase in past due loans is concentrated in commercial and agriculture loans. As of the date of this filing $1.7 million of these loans are now current. As of March 31, 2001, management has identified $15.5 million of potential problem loans. Potential problem loans are loans that are performing but have a greater risk of nonperformance.

Demand deposits decreased $6,210,390 or 18.5% during the first quarter of 2001. Management attributes the decrease in demand deposits to a normal seasonal fluctuation. Interest bearing deposits increased by $4,680,460 between December 31, 2000, and March 31, 2001.

Stockholders' equity increased by $370,278 to $34,122,008 as of March 31, 2001. As of March 31, 2001, the Company's leverage ratio was 9.7%, the risk-based core capital ratio was 12.9% and the risk-based total capital ratio was 14.1%. The Company and the Bank continue to maintain capital levels well above the regulatory minimum levels.

On March 27, 2001, the Company's board of directors declared a semiannual $10.75 per share dividend payable on July 2, 2001, to all shareholders of record on June 12, 2001.

Liquidity

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's needs for cash. Cash and cash equivalents increased by $907,622 during the first quarter of 2001. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. The federal funds sold totaling $19.0 million and the available-for-sale investment portfolio amounting to $5.1 million as of March 31, 2001, are readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds the Company also has off-balance sheet sources available to meet liquidity needs. The Company has unused lines of credit of $26.9 million as of March 31, 2001. Management believes the Company's liquidity position as of March 31, 2001, is adequate under current economic conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk position has not materially changed from that disclosed in the Company's 2000 Form 10-K Annual Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENMARK BANCSHARES, INC. s/s Darrell R. Lemmens
Date: April 27, 2001	Darrell R. Lemmens,
Principal Executive Officer,
Chairman of the Board,
and President s/s Dennis J. Heim
Date: April 27, 2001	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer

