Form 10-Q
period 2001-06-30
DENMARK BANCSHARES INC
filed 2001-08-03
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 27, 2001, there were 54,699 shares of the registrant's Common Stock (no par value) issued and outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report On Form 10-Q

For The Quarter Ended June 30, 2001

Page No.

PART I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Financial Condition	3

Consolidated Statements of Income	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders Signatures	11 12

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
	June 30,	December 31,
	2001	2000
	(Unaudited)
Assets
Cash and due from banks	$8,350,434	$7,393,322
Federal funds sold	9,704,000	5,328,000
Investment Securities
Available-for-sale, at fair value	3,791,906	16,468,716
Held-to-maturity, at cost	35,006,836	26,577,783
Total Investment Securities	$38,798,742	$43,046,499
Loans
Real Estate	180,907,785	186,033,601
Commercial	74,383,974	74,718,518
Installment	19,388,017	19,270,194
Other	947,251	955,167
Total Loans	$275,627,027	$280,977,480
Allowance for credit losses	(3,546,335)	(3,471,561)
Net Loans	$272,080,692	$277,505,919
Premises and equipment, net	4,626,350	4,624,475
Accrued interest receivable	2,061,263	1,984,859
Other assets	7,148,355	7,295,830
TOTAL ASSETS	$342,769,836	$347,178,904

Liabilities
Deposits
Noninterest-bearing	$27,569,950	$33,635,248
Interest-bearing	219,131,305	211,986,055
Total Deposits	$246,701,255	$245,621,303

Short-term borrowings	24,296,889	43,015,255
Accrued interest payable	1,581,203	1,878,957
Other liabilities	1,231,488	819,172
Long-term debt	34,089,808	22,092,487
Total Liabilities	$307,900,643	$313,427,174
Stockholders' Equity
Common stock, no par value,	$10,336,295	$10,336,295
authorized 320,000 shares;
issued 54,759 and 54,784 outstanding respectively
Treasury stock	(499,289)	(465,032)
Paid in capital	112,227	112,374
Retained earnings	24,913,618	23,846,903
Accumulated other comprehensive income
Unrealized (losses) gains on securities	6,342	(78,810)
Total Stockholders' Equity	$34,869,193	$33,751,730
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$342,769,836	$347,178,904

The accompanying notes are an integral part of these financial statements.

3

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000
Interest Income
Loans including fees	$5,906,013	$5,534,635	$11,873,955	$10,842,620
Investment securities:
Taxable	58,745	257,223	293,713	518,462
Exempt from federal tax	449,181	391,741	849,048	779,241
Interest on federal funds sold	174,872	64,174	311,643	77,589
Other interest income	46,785	72,657	227,293	184,699
	$6,635,596	$6,320,430	$13,555,652	$12,402,611
Interest Expense
Deposits	$2,798,061	$2,466,756	$5,778,300	$4,737,177
Short-term borrowings	420,267	837,954	1,038,360	1,731,069
Long-term debt	407,319	394,187	817,528	633,213
	$3,625,647	$3,698,897	$7,634,188	$7,101,459
Net interest income	$3,009,949	$2,621,533	$5,921,464	$5,301,152
Provision for Credit Losses	174,500	82,500	285,500	165,000
Net interest income after
provision for credit losses	$2,835,449	$2,539,033	$5,635,964	$5,136,152
Other Income
Service fees and commissions	$210,115	$216,024	$418,454	$377,238
Investment security gains	0	0	6,384	0
Other	68,162	75,913	135,231	136,550
	$278,277	$291,937	$560,069	$513,788
Other Expense
Salaries and employee benefits	$1,277,446	$1,185,528	$2,530,494	$2,355,712
Occupancy expenses	220,562	196,280	452,535	392,251
Data processing expenses	122,468	145,764	253,873	290,894
Amortization of intangibles	52,834	52,834	105,668	105,668
Other operating expenses	338,027	365,307	636,569	641,430
	$2,011,337	$1,945,713	$3,979,139	$3,785,955
Income before income taxes	$1,102,389	$885,257	$2,216,894	$1,863,985
Income tax expense	272,695	220,799	561,487	470,955
NET INCOME	$829,694	$664,458	$1,655,407	$1,393,030

Per Share
Net income	$15.14	$12.10	$30.21	$25.36
Dividends declared	$0.00	$0.00	$10.75	$9.75
Weighted average shares outstanding	54,786	54,922	54,791	54,926

The accompanying notes are an integral part of these financial statements.

4

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	June 30,
	2001	2000
Cash Flows from Operating Activities:
Net income	$1,655,407	$1,393,030
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	250,385	211,255
Provision for credit losses	285,500	165,000
Amortization of intangibles	105,668	105,668
(Gain) loss on sale of assets	10,097	(14,674)
Amortization of bond premium	7,506	6,598
Accretion of bond discount	(143,294)	(213,477)
Mortgage loans originated for sale	(10,437,804)	(474,177)
Proceeds from sale of mortgage loans	9,788,239	474,177
Increase in interest receivable	(76,404)	(168,965)
Increase (decrease) in interest payable	(297,753)	178,595
Other, net	413,318	373,951
Net Cash Provided by Operating Activities	$1,560,865	$2,036,981
Cash Flows from Investing Activities:
Maturities of held-to-maturity securities	$2,543,156	$269,000
Maturities and sales of available-for-sale securities	12,842,783	795,246
Purchase of held-to-maturity securities	(10,831,992)	(1,035,000)
Purchase of available-for-sale securities	(24,710)	(313,501)
Purchases of Federal Home Loan Bank stock	(104,300)	(42,400)
Federal funds sold, net	(4,376,000)	(4,245,000)
Proceeds from sale of foreclosed assets	392,387	1,245,481
Net decrease (increase) in loans made to customers	5,444,290	(15,471,529)
Capital expenditures	(252,260)	(740,300)
Net Cash Provided (Used) by Investing Activities	$5,633,354	($19,538,003)
Cash Flows from Financing Activities:
Net increase in deposits	$1,079,951	$12,088,254
Purchase of treasury stock	(168,384)	(180,448)
Sale of treasury stock	133,980	132,160
Dividends paid	(561,608)	(495,045)
Securities sold under repurchase agreements, net	(477,797)	665,642
Debt proceeds	36,412,431	11,704,940
Debt repayments	(42,655,680)	(6,482,474)
Net Cash (Used) Provided by Financing Activities	($6,237,107)	$17,433,029
Net (decrease) increase in cash and cash equivalents	$957,112	($67,993)
Cash and cash equivalents, beginning	7,393,322	9,503,948
CASH AND CASH EQUIVALENTS, ENDING	$8,350,434	$9,435,955
Noncash Investing Activities:
Loans transferred to foreclosed properties	$345,000	$1,230,807

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

NOTE 2 - INVESTMENT SECURITIES
The amortized cost and estimated fair value of securities available-for-sale were as follows:
	June 30, 2001
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$2,000,000	$0	$0	$2,000,000
Mortgage-backed securities	1,742,137	13,325	(2,862)	1,752,600
Money market fund	39,306	0	0	39,306
	$3,781,443	$13,325	($2,862)	$3,791,906
	December 31, 2000
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$13,498,164	$0	($116,314)	$13,381,850
Mortgage-backed securities	3,084,800	7,941	(20,471)	3,072,270
Money market fund	14,596	0	0	14,596
	$16,597,560	$7,941	($136,785)	$16,468,716

The amortized cost and estimated fair value of securities held-to-maturity were as follows:

	June 30, 2001
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
State and local governments	$35,006,836	$1,196,213	($37,915)	$36,165,134
	$35,006,836	$1,196,213	($37,915)	$36,165,134

	December 31, 2000
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
State and local governments	$26,577,783	$932,316	($35,573)	$27,474,526
	$26,577,783	$932,316	($35,573)	$27,474,526

6

Denmark Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and estimated fair values of securities at June 30, 2001, by maturity were as follows:

	Securities Available-for-Sale		Securities Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Amounts Maturing	Cost	Value	Cost	Value
Within one year	$0	$0	$1,567,722	$1,586,097
From one through five years	2,998,037	3,008,863	3,817,822	3,998,507
From five through ten years	619,186	616,814	7,734,160	8,291,269
After ten years	124,912	126,923	21,887,132	22,289,258
Other securities (no stated maturity)	39,306	39,306	0	0
	$3,781,441	$3,791,906	$35,006,836	$36,165,131

NOTE 3 - ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses were as follows:
			For the Year
	For the Six Months Ended		Ended
	June 30,		December 31,
	2001	2000	2000
Balance, beginning of period	$3,471,561	$3,282,812	$3,282,812
Provision charged to operations	285,500	165,000	463,535
Recoveries	23,288	7,418	28,549
Charge-offs	(234,014)	(96,051)	(303,335)
Balance, end of period	$3,546,335	$3,359,179	$3,471,561

	7

Denmark Bancshares, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Unaudited)

Financial Highlights

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
(In thousands)	2001	2001	2000	2000	2000

Operating Results
Interest income	$6,636	$6,920	$6,785	$6,671	$6,320
Interest expense	3,626	4,008	4,186	4,216	3,699
Net interest income	3,010	2,912	2,599	2,455	2,621
Provision for credit losses	175	111	216	83	82
Noninterest income	278	282	256	250	292
Noninterest expense	2,011	1,968	1,737	1,933	1,946
Net income	830	826	683	549	664

Per Share Data
Net income per share	$15.14	$15.07	$12.46	$10.01	$12.10

(In thousands)

Financial Condition (1)
Loans	$275,627	$279,135	$280,977	$274,808	$270,777
Allowance for credit losses	3,546	3,497	3,472	3,391	3,359
Investment securities	38,799	33,501	43,046	42,679	42,479
Assets	342,770	350,671	347,179	348,151	340,733
Deposits	246,701	244,091	245,621	241,551	224,022
Other borrowed funds	58,387	69,503	65,108	70,430	81,095
Stockholders' equity	34,869	34,122	33,752	32,979	32,977

Financial Ratios
Return on average equity	9.58%	9.64%	8.15%	6.60%	8.08%
Return on average assets	0.96%	0.95%	0.80%	0.64%	0.80%
Interest rate spread	2.94%	2.68%	2.30%	2.13%	2.56%
Average equity to average assets	10.02%	9.81%	9.83%	9.65%	9.95%
Allowance for credit losses
to total loans (1)	1.29%	1.25%	1.24%	1.23%	1.24%

(1) As of the period ending.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the quarter ended June 30, 2001, was $829,694, or $15.14 per share, an increase of $165,236 or 25%, compared to $664,458, or $12.10 per share, for the corresponding period in 2000. This increase was the result of higher net interest income, which more than offset an increase in the provision for loan losses, lower noninterest income and higher noninterest expenses.

Net interest income for the quarter ended June 30, 2001, was $3,009,949, an increase of $388,416 or 15% compared to the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Increase (Decrease) Due to Change In
(In thousands)	Average Balance	Average Rate	Total Change
Interest Income	$295	$20	$315
Interest Expense	183	(256)	(73)
Net interest income	$112	$276	$388

This increase was primarily attributable to the lower cost of funds, which fell from 5.42% during the second quarter of 2000 to 5.08% during the quarter ended June 30, 2001. The Company's average interest rate spread was 2.94% during the second quarter of 2001 compared to 2.56% during the quarter ended June 30, 2000. The yield on earning assets increased by four basis points while the cost of funds decreased by thirty-four basis points. Average earning assets increased by $14.3 million and average interest-bearing liabilities increased by $12.5 million during the second quarter of 2001 compared to the second quarter of 2000.

In the second quarter of 2001 the Company's provision for credit losses was $174,500 compared to $82,500 for the second quarter of 2000. Net charge-offs were $125,504 in the second quarter of 2001 compared to net charge-offs of $49,622 during the second quarter of 2000.

Noninterest income decreased by $13,660 during the second quarter of 2001 compared to the corresponding period in 2000. This decrease was primarily the result of a decrease in gains from the sale of other assets which were $18,794 lower than the corresponding period in the prior year. Appraisal fees were $7,575 higher during the quarter ended June 30, 2001, compared to the second quarter of 2000.

Noninterest expense increased by $65,624 or 3% during the three months ended June 30, 2001, compared to the corresponding period in 2000. Salaries and benefits expense increased $91,918 or 8% over the corresponding period in 2000. This increase is the result of higher salaries and wages, which increased by $51,176 as a result of regular salary increases and the hiring of additional employees, and higher group health insurance expenses, which increased by $33,549 or 20%. Occupancy expenses increased by $24,282 primarily as a result of higher depreciation expense, which increased by $26,831. Data processing expenses decreased by $23,296 compared to the quarter ended June 30, 2000. Second quarter 2000 data processing expenses included $12,500 paid to a consulting firm for network security.

Return on average assets was .96% during the second quarter compared to .80% for the corresponding period in 2000. Return on average equity in the second quarter of 2001 was 9.6%, compared to 8.1% for the corresponding period in the prior year.

Financial Condition

Total assets decreased by $4,409,068 between December 31, 2000, and June 30, 2001. Federal funds sold increased by $4.4 million during the six months ended June 30, 2001. Investment securities decreased by $4.2 million during the first six months of 2001. During the first six months $11.5 million of U.S. Government agency securities were called. The funds were used to increase the tax-exempt portfolio, which increased by $8.4 million and to increase federal funds sold. Total loans decreased by $5.4 million during the first six months. The Bank sold $9.8 million of fixed rate mortgages to the secondary mortgage market. Other borrowed funds decreased by $6.7 million.

The allowance for credit losses increased by $74,774 during the six-month period ended June 30, 2001. The allowance equals 1.29% of total loans at June 30, 2001, compared to 1.24% at December 31, 2000. Nonaccrual loans totaled $8,835,614 at June 30, 2001, an increase of $690,095 over December 31, 2000. In late July, a commercial borrower deeded commercial real estate property to the bank in lieu of foreclosure by the Bank. The borrower also surrendered personal property consisting mainly of used automobiles to the bank. Loans to this borrower were approximately $2.6 million and are included in the nonaccrual loan total. Valuation of the property surrendered is not complete but management expects to charge-off approximately $500,000 during the third quarter. The Company's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 4.5% at June 30, 2001, compared to 4.0% at December 31, 2000. As of June 30, 2001, management has identified $14.1 million of potential problem loans. Potential problem loans are loans that are performing but have a greater risk of nonperformance.

Demand deposits decreased $6,065,298 or 18.0% during the first six months of 2001. Management attributes the decrease in demand deposits to a normal seasonal fluctuation. Interest bearing deposits increased by $7,145,250 or 3.4% between December 31, 2000, and June 30, 2001.

Other borrowed funds decreased by $6,721,045 or 10.3 during the first six months of 2001. The Bank utilized the proceeds from the sale of fixed rate mortgages to reduce debt.

Stockholders' equity increased by $1,117,463 to $34,869,193 as of June 30, 2001. As of June 30, 2001, the Company's leverage ratio was 10.2%, the risk-based core capital ratio was 13.0% and the risk-based total capital ratio was 14.2%. The Company and the Bank continue to maintain capital levels well above the regulatory minimum levels.

Liquidity

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's needs for cash. Cash and cash equivalents increased by $957,112 during the first six months of 2001. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. The federal funds sold totaling $9.7 million and the available-for-sale investment portfolio amounting to $3.8 million as of June 30, 2001, are readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds the Company also has off-balance sheet sources available to meet liquidity needs. The Company has unused lines of credit of $41.1 million as of June 30, 2001. The Company has commitments to extend credit of $30.8 million as of June 30, 2001. Management believes the Company's liquidity position as of June 30, 2001, is adequate under current economic conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk position has not materially changed from that disclosed in the Company's 2000 Form 10-K Annual Report.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

(a)		The Company held its Annual Meeting of Shareholders on April 24, 2001.
(b)

Directors elected at the Annual Meeting were Terese M. Deprey, Mark E. Looker and B.E. Mleziva, D.V.M. Directors whose term of office continued after the meeting were Darrell R. Lemmens, Edward Q. Opichka, D.D.S., C.J. Stodola, Norman F. Tauber and Thomas F. Wall.

(c)		The matters voted upon and the results of the voting were as follows:
	(1)	The shareholders elected the following nominees to the Board of Directors to serve a three year term expiring in 2004:
		Nominees	For	Withheld
		Terese M. Deprey	47,179	30
		Mark E. Looker	47,179	30
		B.E. Mleziva, D.V.M.	47,179	30

	(2)	The ratification of the appointment of Williams Young, LLC as independent public accountants for the year ending December 31, 2001.
		For	Against	Abstain
		47,001	0	208

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENMARK BANCSHARES, INC. s/s Darrell R. Lemmens
Date: July 30, 2001	Darrell R. Lemmens,
Principal Executive Officer,
Chairman of the Board,
and President s/s Dennis J. Heim
Date: July 30, 2001	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer