Form 10-K405/A
period 2000-12-31
DENMARK BANCSHARES INC
filed 2002-01-11
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DENMARK BANCSHARES, INC.

EXPLANATORY NOTE

The Companys largest subsidiary, Denmark State Bank, has restated its Consolidated Report of Condition and Income as of December 31, 2000 ("Call Report"), as filed with the Federal Deposit Insurance Corporation ("FDIC") and the State of Wisconsin Department of Financial Institutions, Division of Banking. This amended 10-K reflects the changes made to the Banks Call Report as of December 31, 2000. The changes relate primarily to the Banks Allowance for Loan and Lease Losses ("ALLL") and provision for credit losses, with a corresponding effect on income.

The Company is simultaneously submitting the following amended filings:

March 31, 2001 Form 10-Q/A

June 30, 2001 Form 10-Q/A

September 30, 2001 Form 10-Q/A

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

Denmark Agricultural Credit Corporation

DACC commenced business in 1986 to provide a source of funds for farm loans and to provide a source of liquidity for the Bank. As of the close of the fiscal year, DACC had lines of working capital credit in the aggregate amount of $37,000,000, including $30,000,000 from the AgriBank, FCB and $7,000,000 from a private lending institution. DACC originates loans and purchases loans exclusively from the Bank. As of December 31, 2000, DACC held agricultural loans totaling $30,457,051. In 2000 the net income of DACC was equal to 84.29% of the consolidated net income of the Company.

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

Approximately 75% of the Company's loans are secured by real estate. The Company generally takes a first mortgage in such real estate, which includes residential, agricultural and commercial properties. The Company has a comprehensive loan policy that, among other things, sets acceptable loan-to-value percentages by type of real estate, defines the trade area in which the Company will extend credit and sets acceptable percentage ranges for the mix of the real estate portfolio to ensure sufficient risk diversification. A description of the Company's investment portfolio is contained in the Item 7. Management's Discussion and Analysis" and is incorporated herein by reference.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information concerning restrictions that limit the Company's ability to pay dividends is contained under the caption "Stockholders' Equity" in Item 7. Management's Discussion and Analysis and is incorporated herein by reference.

The following table shows market price information and cash dividends paid for the Companys common stock:
	Book Value	Market
	End of Quarter	Value (1)		Dividends
1999	(Unaudited)	High	Low	Paid (2)
1st Quarter	$557	$972	$963	$7.25
2nd Quarter	570	1,132	1,116	-
3rd Quarter	573	1,157	1,140	8.25
4th Quarter	585	1,166	1,147	-

2000
1st Quarter	$590	$1,180	$1,170	$9.00
2nd Quarter	601	1,221	1,200
3rd Quarter	602	1,347	1,221	9.75
4th Quarter	582	1,255	1,000

2001
1st Quarter	$588	$1,276	$1,263	$10.25

  In recent years the Common Stock has traded sparsely. To the knowledge of management the price of each share has ranged in value as shown in the table. There is no established market for the Common Stock of the Company and it is unlikely that such a market for the shares will develop in the foreseeable future. Most of the transactions at the prices reported in the table are purchases by the Company pursuant to a Stock Repurchase Policy. The Stock Repurchase Policy provides that shares offered to the Company may be purchased as an accommodation to shareholders at a specified percentage of book value computed as of the end of the month preceding the purchase. The applicable percentage was 175% of book value until March 16, 1999, 200% of book value until March 28, 2000, and 205% of book value thereafter. The Board of Directors of the Company may consider changes in the applicable percentage at future meetings.

  The ability of the Company to pay dividends is subject to certain limitations. See "Stockholders Equity" in Managements Discussion and Analysis.

As of March 1, 2001, the Company had 1,059 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2000	1999	1998	1997	1996
INCOME STATEMENT DATA
Interest income	$25,859	$22,319	$21,050	$18,463	$16,073
Interest expense	15,504	11,599	10,772	9,543	8,152
Net interest income	$10,355	$10,720	$10,278	$8,920	$7,921
Less: Provision for possible loan losses	3,564	312	390	351	210
Net income after provision for
possible credit losses	$6,791	$10,408	$9,888	$8,569	$7,711
Plus: Noninterest income	$1,020	$1,026	$955	$819	$589
Less: Noninterest expense	7,456	6,951	6,421	5,917	5,073
Net noninterest expense	($6,436)	($5,925)	($5,466)	($5,098)	($4,484)
Income before income taxes	$355	$4,483	$4,422	$3,471	$3,227
Income tax expense	(390)	1,266	1,284	920	847
Net income	$745	$3,217	$3,138	$2,551	$2,380

PER SHARE DATA (1)
Net income	$13.58	$58.51	$57.20	$46.44	$43.26
Cash dividends declared	20.00	17.25	13.50	11.75	10.75
Book value (year end)	581.78	585.01	550.12	505.50	471.39

BALANCE SHEET DATA
Average balances:
Total loans	$268,719	$237,017	$206,422	$185,281	$162,850
Investment securities	45,866	44,891	33,422	30,419	26,328
Assets	333,681	295,478	261,136	228,174	199,367
Deposits	223,291	207,543	192,780	162,838	144,254
Stockholders' equity	33,066	31,462	29,052	26,935	25,064
Year-end balances:
Total loans	$280,977	$256,625	$214,986	$199,559	$175,214
Allowance for possible credit losses	6,572	3,283	3,059	2,826	2,507
Investment securities	46,166	44,891	44,909	31,826	28,620
Assets	345,299	321,393	282,184	251,674	213,714
Deposits	245,621	211,934	212,050	189,129	150,417
Long-term debt	22,092	17,098	15,677	9,681	9,794
Stockholders' equity	31,872	32,121	30,141	27,739	25,913

FINANCIAL RATIOS
Return on average equity	2.25%	10.23%	10.80%	9.47%	9.49%
Return on average assets	0.22%	1.09%	1.20%	1.12%	1.19%
Net interest spread	2.44%	3.06%	3.33%	3.28%	3.29%
Average equity to average assets	9.91%	10.65%	11.13%	11.80%	12.57%
Allowance for credit losses to loans	2.34%	1.28%	1.42%	1.42%	1.43%

Dollars in thousands except per share data and financial ratios.

(1) Adjusted to reflect 2-for-1 stock split effective July 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Managements discussion and analysis of financial condition and results of operations of Denmark Bancshares, Inc. and its subsidiaries ("Company"), is intended as a review of significant factors affecting the Companys consolidated results of operations during the three-year period ended December 31, 2000, and the Companys consolidated financial condition at the end of each year during this period. This discussion should be read in conjunction with the "CONSOLIDATED FINANCIAL STATEMENTS" including the accompanying notes, and the "SELECTED FINANCIAL DATA" presented elsewhere in this report. The Companys subsidiaries are the Denmark State Bank ("Bank"), Denmark Agricultural Credit Corporation ("DACC") and the McDonald-Zeamer Insurance Agency, Inc. ("McDonald").

RESULTS OF OPERATIONS

The following table sets forth certain items of income and expense as well as period-to-period percentage increases (decreases) for the Company on a consolidated basis during the most recent three fiscal years:
				Percent
				Increase (Decrease)
	2000	1999	1998	2000/99	1999/98
(In thousands)
Interest income	$25,859	$22,319	$21,050	15.9%	6.0%
Interest expense	15,504	11,599	10,772	33.7	7.7
Net interest income	10,355	10,720	10,278	(3.4)	4.3
Provision for credit losses	3,564	312	390	1,042.2	(20.0)
Noninterest income	1,020	1,026	955	(0.6)	7.4
Noninterest expense	7,456	6,951	6,421	7.3	8.3
Net income	745	3,217	3,138	(76.8)	2.5

Earnings Performance

The Company recorded net income of $745,295 in 2000. This represents a decrease of $2,472,088 or 76.8% compared to 1999 earnings. The decrease in net income is primarily attributable to higher provision for loan losses. The provision for loan losses increased by $3,251,535 or 1,042.2% higher than 1999. The increase in the provision for loan losses is largely due to the increase and deterioration in impaired loans at year-end. The related allowance for impaired loans increased by $2,333,865 from year-end 1999. In the fourth quarter of 2000 the Company changed its methodology for determining the allowance for loan losses consistent with guidelines published by the FDIC. The Company also increased the risk factor percentages applied to certain categories of the Banks loans used to determine the allowance for loan losses as of December 31, 2000. Higher noninterest expenses and lower net interest income also negatively impacted the results. Noninterest expenses increased by $505,072 or 7.3% higher than 1999. The increase in noninterest expenses is primarily attributable to increases in salaries and employee benefits expense which increased $247,045 or 5.6% higher than 1999, and higher occupancy expense which increased by $136,187 or 20.0% higher than 1999. As a result of a declining net interest spread, net interest income decreased $364,911 or 3.4% lower than the prior year. Interest income increased by $3,539,944 or 15.9% higher than the previous year. Interest expense increased $3,904,855 or 33.7% higher than 1999.

The decrease in net income in 2000 followed an increase of $79,722 or 2.5% in 1999 compared to 1998 earnings. The increase in net income was primarily attributable to higher interest income and noninterest income, which increased by $1,268,326 and $72,035, respectively, and a lower provision for loan losses, which decreased by $78,000. These items more than offset higher interest expense and noninterest expenses, which increased by $826,192 and $530,393, respectively. The increase in interest income was the result of higher average earning assets. Average earning assets increased by $33.6 million during 1999 compared to 1998. Loan growth accounted for much of this increase as average loans increased by $30.6 million or 14.8%. The increase in interest expenses was the result of higher average interest-bearing liabilities. Average interest-bearing liabilities increased by $29.4 million during 1999 compared to 1998. The increase in noninterest expenses was primarily attributable to increases in salaries and employee benefits expense which increased $320,707 or 7.9% compared to 1998, and higher data processing expense which increased by $111,682 or 34% higher than 1998.

On a per share basis, net income was $13.58 in 2000 compared with $58.51 in 1999 and $57.20 in 1998. Return on average assets for the Company was .22% in 2000 compared to 1.09% in 1999 and 1.20% in 1998. Return on average equity in 2000 was 2.25% compared to 10.23% and 10.80% in 1999 and 1998, respectively.

MANAGEMENTS DISCUSSION AND ANALYSIS

Net Interest Income

Net interest income is the largest component of the Companys operating income. Net interest income represents the difference between interest income on earning assets, such as loans and securities, and the interest expense on deposits and other borrowed funds. Net interest is affected by fluctuations in interest rates and by changes in the volume of earning assets and interest-bearing liabilities outstanding.

The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:
	Year Ended December 31,
	2000			1999
	Increase (Decrease)			Increase (Decrease)
	Due to Change In			Due to Change In
(In thousands)	Average Balance	Average Rate	Total Change	Average Balance	Average Rate	Total Change
Interest income:
Loans	$2,606	$486	$3,092	$2,717	($1,559)	$1,158
Taxable securities	(125)	111	(14)	493	(66)	427
Nontaxable securities	236	(60)	176	207	(94)	113
Federal funds sold	200	86	286	(423)	(7)	(430)
Total interest income	$2,917	$623	$3,540	$2,994	($1,726)	$1,268
Interest expense:
NOW accounts	($25)	$3	($22)	$31	($1)	$30
Savings accounts	(37)	1	(36)	(14)	(30)	(44)
Money market accounts	234	631	865	451	(202)	249
Certificates and other time deposits	650	683	1,333	98	(366)	(268)
Other borrowed funds	1,135	630	1,765	984	(125)	859
Total interest expense	$1,957	$1,948	$3,905	$1,550	($724)	$826
Net interest income	$960	($1,325)	($365)	$1,444	($1,002)	$442

For purposes of the above table, changes that are not due solely to volume or rate have been allocated to rate.

Net interest income decreased 3.4% or $364,911 from 1999 to 2000. The decrease is primarily attributable to a lower net interest spread, which more than offset increased net interest income generated by larger volume. The Companys net interest income spread fell from 3.06% in 1999 to 2.44% during 2000. Net interest income spread is the difference between the average yield earned on assets and the average rate incurred on liabilities. The yield on earning assets increased by 18 basis points from 7.89% to 8.07% while the cost of funds increased by 80 basis points from 4.83% to 5.63% resulting in a decline in net interest spread of 62 basis points. Management attributes the decline in net interest spread to the rise in market interest rates during 1999 and 2000. Beginning on July 1, 1999, and ending on May 16, 2000, the Federal Reserve raised the federal funds rate six times. As a result, banks also raised the prime rate of interest from 7.75% to 9.50% during the same time period. Because the Company has few loans tied to prime it was unable to reprice the loan portfolio as quickly. On the other hand many of the Companys interest bearing liabilities, including money market accounts, notes payable and certain FHLB advances, repriced almost immediately.

Average earning assets increased by $37.2 million or 13.2% during 2000 compared to 1999. This increase generated $2,916,973 of additional interest income. Average interest-bearing liabilities increased by $35.0 million or 14.6% during 2000. This increase in the volume of interest-bearing liabilities resulted in an increase to interest expense totaling $1,957,046.

Net interest income increased 4.3% or $442,134 from 1998 to 1999. The increase was primarily attributable to higher average earning assets, which generated additional interest income of $2,993,675. Average earning assets increased by $33.6 million or 13.5% during 1999 compared to 1998. The increase in interest income more than offset the increased interest expense of $826,192 resulting primarily from higher average interest-bearing liabilities. Average interest-bearing liabilities increased by $29.4 million or 13.9% during 1999.

MANAGEMENTS DISCUSSION AND ANALYSIS

The Companys consolidated average statements of financial condition, interest earned and interest paid, and the average interest rates earned and paid for each of the last three years are:
	2000			1999			1998
(In thousands)	Average	Income	Average	Average	Income	Average	Average	Income	Average
	Daily	and	Yield or	Daily	and	Yield or	Daily	and	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Taxable loans	$268,140	$22,548	8.41%	$236,517	$19,460	8.23%	$206,080	$18,310	8.88%
Nontaxable loans	579	32	5.53%	500	28	5.60%	342	20	5.85%
Total Loans	$268,719	$22,580	8.40%	$237,017	$19,488	8.22%	$206,422	$18,330	8.88%
Taxable securities	$20,624	$1,320	6.40%	$22,764	$1,334	5.86%	$14,749	$907	6.15%
Nontaxable securities	25,242	1,593	6.31%	21,633	1,417	6.55%	18,673	1,304	6.98%
Total securities	$45,866	$2,913	6.35%	$44,397	$2,751	6.20%	$33,422	$2,211	6.62%
Federal funds sold	$5,675	$366	6.45%	$1,626	$80	4.92%	$9,563	$509	5.32%
Total Earning Assets	$320,260	$25,859	8.07%	$283,040	$22,319	7.89%	$249,407	$21,050	8.44%
Noninterest-earning assets:
Cash and due from
banks	$6,231			$6,245			$5,579
Allowance for credit
losses	(3,364)			(3,222)			(2,951)
Premises and equipment	4,566			3,589			3,262
Other assets	5,988			5,826			5,839
TOTAL ASSETS	$333,681			$295,478			$261,136

LIABILITIES AND STOCKHOLDERS EQUITY
Interest-bearing liabilities:
NOW accounts	$11,490	$237	2.06%	$12,735	$259	2.03%	$11,220	$29	2.04%
Savings accounts	14,470	332	2.29%	16,080	368	2.29%	16,635	412	2.48%
Money market accounts	60,402	3,237	5.36%	54,970	2,372	4.32%	45,336	2,122	4.68%
Time deposits	114,003	6,935	6.08%	102,152	5,601	5.48%	100,476	5,869	5.84%
Other borrowed funds	74,892	4,763	6.36%	54,329	2,999	5.52%	37,220	2,140	5.75%
Total Interest-
Bearing Liabilities	$275,257	$15,504	5.63%	$240,266	$11,599	4.83%	$210,887	$10,572	5.11%

Non-interest-bearing liabilities and stockholders equity:
Demand deposits	$22,926			$21,606			$19,114
Other liabilities	2,432			2,144			2,083
Stockholders equity	33,066			31,462			29,052
TOTAL LIABILITIES
AND STOCKHOLDERS
EQUITY	$333,681			$295,478			$261,136
Net interest income
and rate spread		$10,355	2.44%		$10,720	3.06%		$10,478	3.33%

For purposes of the above table, nonaccrual loans are included in the average daily balance figure, but interest income associated with these loans is recognized under the cash basis method of accounting. Securities are shown at amortized cost.

MANAGEMENTS DISCUSSION AND ANALYSIS

Noninterest Income

Total noninterest income decreased by $6,273 in 2000. The decrease is primarily the result of a decrease in appraisal fees, which were $41,002 lower than the previous year. The number of appraisals performed each year is closely related to the number of residential loans sold to the secondary mortgage market because these loans typically require a recent appraisal. The volume of secondary market loans sold was significantly lower during 2000 because of higher mortgage rates prevailing. Commissions from the sales of insurance and mutual funds decreased by $18,707 during 2000 compared to 1999. These decreases were partially offset by increases in ATM surcharges and check card fees which rose by $28,771 and overdraft fees which increased by $21,001.

Noninterest income increased by $72,035 in 1999. The increase was primarily the result of higher revenue from ATM surcharges and check card fees which rose by $73,274. The Bank began surcharging non-customers that used the Banks ATMs. Overdraft fees increased by $31,809 during 1999. Commissions from the sales of insurance decreased by $58,171. McDonald receives bonus commissions from the companies it sells policies for based on their loss experience. These bonuses decreased by $30,847 during 1999.

The following table sets forth certain items of noninterest income:
				Percent
(In thousands)				Increase (Decrease)
Noninterest income:	2000	1999	1998	2000/99	1999/98
Service fees and commissions	$765	$761	$786	0.5%	(3.2)%
Other	255	265	169	(3.8)	56.8
Total noninterest income	$1,020	$1,026	$955	(0.6)%	7.4%

Noninterest Expense

Salaries and employee benefits expense increased $247,045 or 5.6% in 2000. The increase is primarily attributable to an increase of $152,657 or 4.7% in salaries and higher insurance benefits which increased by $88,900 or 15.8%. Occupancy expenses increased by $136,187 primarily as a result of higher depreciation expense which rose $94,671. This increase is attributable to the technology improvements added during 1999 and the remodeling of the Bellevue facility. The remodeling project was completed in March 2000, with total cost, including furniture and equipment, approximating $1.1 million. Data processing expenses increased by $113,467. Included are one-time expenses of $33,000 for design and development of a comprehensive network security plan and $10,000 to implement check image technology. During 2000, the Company was operating with a short-term contract for its core data processing. During January 2001, the Company negotiated a six year contract that will lower data processing expenses for 2001 and limit future increases.

During 1999, salaries and employee benefits expense increased $320,707 or 7.9%. The increase was primarily attributable to an increase of $186,473 in salaries and higher insurance benefits which increased by $114,365. Occupancy expenses increased by $57,749 primarily as a result of higher depreciation expense which rose $36,880. Data processing expenses increased by $111,682. The increases in depreciation and data processing expenses were the result of considerable technology improvements implemented by the Bank. The improvements included the purchases of personal computers, local area network equipment at each branch office, deposit account document preparation software and an on-line teller system. These technology improvements were intended to improve customer service, increase operating efficiency and replace a system that was not year 2000 compliant.

The following table sets forth certain items of noninterest expense:
				Percent
(In thousands)				Increase (Decrease)
Noninterest Expense:	2000	1999	1998	2000/99	1999/98
Salaries and employee benefits	$4,644	$4,397	$4,076	5.6%	7.9%
Occupancy expenses	816	680	622	20.0	9.3
Data processing expenses	551	437	326	26.1	34.0
Marketing expenses	254	234	215	8.5	8.8
Amortization of intangibles	219	213	214	2.8	(0.5)
Printing and supplies expenses	192	199	178	(3.5)	11.8
Directors and committee fees	200	189	175	5.8	8.0
Other operating expenses	580	602	615	(3.7)	(2.1)
Total noninterest expense	$7,456	$6,951	$6,421	7.3%	8.3%

MANAGEMENTS DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

The following table sets forth certain assets and liabilities of the Company on a consolidated basis as of the end of each of the three most recent fiscal years and period-to-period percentage increases (decreases):
				Percentage
				Increase (Decrease)
(In thousands)	2000	1999	1998	2000/99	1999/98
Federal funds sold	$5,328	$3,505	$8,417	52.0%	(58.4)%
Investment securities	46,166	44,891	44,909	2.8	(0.0)
Loans	280,977	256,625	214,986	9.5	19.4
Allowance for credit losses	(6,572)	(3,283)	(3,059)	100.2	7.3
Total assets	345,299	321,393	282,184	7.4	13.9
Deposits	245,621	211,934	212,050	15.9	(0.1)
Other borrowed funds	65,108	75,206	38,077	(13.4)	97.5
Stockholders' equity	31,872	32,121	30,141	(0.8)	6.6

Total assets at December 31, 2000, were $345.3 million. This represents an increase of $23.9 million, or 7.4% over year-end 1999. Management attributes the growth during 2000 to strong loan demand, which resulted in an increase in total loans amounting to $24.4 million or 9.5% higher than year-end 1999. Total deposits increased by $33.7 million or 15.9% higher than the previous year-end. A special CD promotion during the third quarter produced $15 million in new deposits. Management also attributes the deposit growth to volatility in the equity markets and to the higher interest rates prevailing during the year. The deposit growth allowed the Company to fund loans and also to reduce other borrowings by $10.1 million.

At December 31,1999, total assets increased by $39.2 million or 13.9% higher than the previous year-end. The Bank experienced above average loan growth during 1999. Total loans increased by $41.6 million or 19.4% higher compared to a year earlier. The loan growth was funded primarily with other borrowed funds, which increased by 97.5% or $37.1 million at year-end 1999 compared to the prior year-end.

Investments

Investment balances in various categories at the end of each of the last three years were as follows:
	December 31,
	2000		1999		1998
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
U.S. Government agencies	$13,498	$13,382	$13,498	$12,982	$13,497	$13,502
Mortgage-backed securities	3,085	3,072	4,751	4,713	9,167	9,215
State and municipal securities	26,578	27,475	24,390	24,625	19,835	21,607
Other securities	3,134	3,134	2,806	2,806	2,358	2,358
TOTAL	$46,295	$47,063	$45,445	$45,126	$44,857	$46,682

Securities available-for-sale and securities held-to-maturity are combined in the table presented above.

The investment securities portfolio is structured to provide the Company with adequate liquidity by purchasing readily marketable securities. At December 31, 2000, the carrying value of investment securities totaled $46.2 million, an increase of $1.3 million, or 2.8% higher than year-end 1999. The municipal securities portfolio was increased by $2.2 million during 2000 in order to increase tax-exempt income. The carrying value at December 31, 2000, includes $128,844 of net unrealized losses on available-for-sale securities compared to $554,086 of net unrealized losses at year-end 1999. The net unrealized gains of the held-to-maturity securities amounted to $896,743 as of December 31, 2000, compared to $234,744 at year-end in 1999. Year-end market interest rates were lower than the previous year-end, which resulted in the increase in the fair value of the investment securities. The yield on a one-year Treasury Bill decreased approximately 85 basis points while the yield on a ten-year Treasury Note fell 135 basis points from year-end 1999 to year-end 2000.

MANAGEMENTS DISCUSSION AND ANALYSIS

The following table shows the maturities of investment securities at December 31, 2000, and the weighted average yields of such securities:
	U.S. Government
	Agencies and
	Mortgage-backed		State and Municipal
	Securities		Securities		Other Securities		Total Securities
	Amortized		Amortized		Amortized		Amortized
(In thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Due in one year or less	$6,500	5.42%	$2,536	9.43%	$3,134	7.13%	$12,170	6.70%
Due from one to five years	9,738	5.99%	3,827	6.89%	-	-	13,565	6.24%
Due from six to ten years	218	7.17%	7,077	5.57%	-	-	7,295	5.62%
Due after ten years	127	7.71%	13,138	5.49%	-	-	13,265	5.51%
TOTAL	$16,583	5.79%	$26,578	6.09%	$3,134	7.13%	$46,295	6.05%

Yields on tax-exempt securities have not been computed on a tax equivalent basis in the table above. Mortgage-backed securities are allocated according to their expected prepayments rather than their contractual maturities. Stocks and other securities having no stated maturity have been included in "Due in one year or less" in the table above. The average maturity of the portfolio was 6.5 years as of December 31, 2000, compared to 6.5 years and 5.6 years at year-end in 1999 and 1998, respectively. Securities available-for-sale and securities held-to-maturity are combined in the table presented above.

The following table shows the average balance and tax equivalent yield for each of the last three years:
	December 31,
	2000		1999		1998
	Average		Average		Average
(In thousands)	Balance	Yield	Balance	Yield	Balance	Yield
Taxable securities	$20,624	6.40%	$22,764	5.86%	$14,749	6.15%
Nontaxable securities	25,242	9.56%	21,633	9.92%	18,673	10.58%
TOTAL	$45,866	8.14%	$44,397	7.84%	$33,422	8.63%

The average tax equivalent yield declined during each of the last two years for nontaxable securities as higher yielding securities that matured or were called were replaced with lower yielding securities of substantially the same quality. The Company has increased the nontaxable investment portfolio during the last three years in order to take advantage of higher after tax yields available and to minimize income taxes.

There were no significant concentrations of investments (greater than 10 percent of stockholders equity) in any individual security issuer, except for securities issued by U.S. Government agencies and corporations.

Loans

The following table sets forth major types of loans and the percentage of total loans for each type at the end of the last three years:
	December 31,
	2000		1999		1998
(In thousands)	Amount	%	Amount	%	Amount	%
Real Estate	$186,034	66.2%	$166,033	64.7%	$135,344	63.0%
Commercial	74,718	26.6%	71,175	27.7%	61,929	28.8%
Installment	19,270	6.9%	18,552	7.2%	16,927	7.9%
Other	955	0.3%	865	0.3%	786	0.4%
TOTAL	$280,977	100.0%	$256,625	100.0%	$214,986	100.0%

MANAGEMENTS DISCUSSION AND ANALYSIS

The following sets forth the maturities of various categories of loans at December 31, 2000:

		Due from
	Due in One	One to	Due after
	Year or Less	Five Years	Five Years
(In thousands)
Real Estate	$160,403	$25,618	$13
Commercial	63,896	10,433	390
Installment	9,319	9,814	137
TOTAL	$233,618	$45,865	$540

Substantially all loans maturing over one year are at fixed interest rates.

Of the real estate loans shown in the above table, $102.7 million or 55% are residential mortgages, the Companys largest single category of loans. Approximately $92.2 million of these are one-year notes, which are renewed annually, subject to updated credit and collateral valuation information but generally without fees or closing costs to the customer. The remaining residential mortgages are fixed rate loans for three and five year terms. Virtually all of these notes amortize principal indebtedness over a ten to twenty-five year period, and are repriceable at fixed rates that generally follow prevailing longer-term rates.

At December 31, 2000, $56.8 million or 20% of the Companys outstanding loans were deemed "agriculture-related", constituting the highest industrial concentration in the portfolio. Of these loans, over 90% relate directly to the dairy farming industry. Virtually all of these notes are written on a one-year basis, which allows the Company to review credit information and collateral values annually to ensure continued loan quality.

The Company does not make unsecured loans other than credit card advances, which aggregated $588,070 at December 31, 2000, or .21% of total loans outstanding, and personal reserve overdraft protection accounts, which aggregated $318,441 or .11% of total loans outstanding at December 31, 2000.

Nonaccrual loans totaled $8,145,519, $7,835,123 and $3,937,112 at December 31, 2000, 1999 and 1998, respectively. Approximately $4.5 million of the total nonaccrual loans at December 31, 2000, are real estate loans. Of the nonaccrual real estate loans, $2.5 million are secured by commercial properties and $1.5 million are secured by residential mortgages. Management considers these loans adequately secured. Approximately $3.4 million of the total nonaccrual loans are commercial loans. Of the nonaccrual commercial loans, $2.5 million are secured by used automobiles and parts. Subsequent to December 31, 2000, $1.9 million of these loans were charged-off. Approximately $4.5 million of the total nonaccrual loans are concentrated in businesses that derive their primary source of income from the sale of used automobiles and parts.

The Company has no accruing loans that are past due 90 days or more. The Banks policy is to place in nonaccrual status all loans which are contractually past due 90 days or more as to any payment of principal or interest and all other loans as to which reasonable doubt exists as to the full, timely collection of interest or principal based on managements view of the financial condition of the borrower. Previously accrued but uncollected interest on loans placed on nonaccrual status is charged against the current earnings, and interest income thereafter is recorded only when received.

Restructured loans at December 31, 2000, were $3,507,825 compared to $3,312,693 and $1,914,564 in 1999 and 1998, respectively. Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate. The restructured loans at year-end involved the granting of a reduced interest rate or the lengthening of the amortization period or both. Approximately $1.8 million of the restructured loans involved the combining of several loans secured by mortgages on apartment buildings into a single loan. The restructured loan, which has a concessionary rate until the second quarter of 2002, has been performing as agreed since the second quarter of 1999.

Potential problem loans totaled $15,705,778 as of December 31, 2000. Potential problem loans are accruing loans in which there exists doubt as to the ability of the borrower to comply with present loan repayment terms. Managements decision to place loans in this category does not necessarily mean that the Company expects losses to occur on these loans, but that management recognizes that a higher degree of risk is associated with these accruing loans and they deserve closer scrutiny. The potential problem loans are not concentrated in a particular industry or type. Subsequent to December 31, 2000, $415,549 of loans identified as potential problem loans were charged-off.

Other real estate owned at December 31, 2000, was $119,449. This consisted of a residential property acquired in satisfaction of loans.

MANAGEMENTS DISCUSSION AND ANALYSIS

The following table sets forth certain data concerning nonaccrual loans, restructured loans and other real estate owned (property acquired through foreclosure or in satisfaction of loans):
	December 31,
	2000		1999		1998
		% of Total		% of Total		% of Total
(In thousands)	Amount	Loans	Amount	Loans	Amount	Loans
Nonaccrual loans (1)	$8,146	2.90%	$7,835	3.05%	$3,937	1.83%
Restructured loans (2)	1,758	0.63%	-	-	-	-
TOTAL	$9,904	3.53%	$7,835	3.05%	$3,937	1.83%
Other real estate owned	$119		$0		$200

  Includes impaired loans of $6,546,199, $6,533,918 and $2,633,527 as of December 31, 2000, 1999 and 1998, respectively.

  Excludes restructured loans of $1,750,072, $3,312,693 and $1,924,564 as of the years ended December 31, 2000, 1999 and 1998, respectively, which are included with nonaccrual loans.

Allowance For Credit Losses

The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collection of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit. The evaluations take into consideration a number of factors, including the Banks and DACCs loss experience in relation to outstanding loans and the existing level of the allowance for credit losses, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, regular examinations and appraisals of loan portfolios conducted by state and federal supervisory agencies, and current and anticipated economic conditions. The increase and deterioration in impaired loans at year-end was largely responsible for the substantial increase in the provision for loan losses. In the fourth quarter of 2000 the Company changed its methodology for determining the allowance for loan losses consistent with guidelines published by the FDIC. The Company also increased the risk factor percentages applied to certain categories of the Banks loans used to determine the allowance for loan losses as of December 31, 2000. The risk factor percentages were increased for most of the types of loans but in particular commercial loans and commercial real estate loans were assigned the highest risk factors and increased the most over the previous years risk factor percentages. The allowance for credit losses represents managements best judgment as to a prudent aggregate allowance in connection with the total loan portfolio.

At December 31, 2000, the Companys investment in impaired loans totaled $8,303,953 compared to $6,533,918 at December 31, 1999. The investment in impaired loans that does not require a related allowance for credit losses amounted to $1,498,842 while the remaining impaired loans totaling $6,805,111 require a related allowance for credit losses of $2,677,110 compared to a related allowance totaling $343,245 at December 31, 1999.

In 2000 the Companys provision for credit losses was $3,563,535 compared to $312,000 and $390,000 during 1999 and 1998, respectively. Net charge-offs were $274,786 for the year ended December 31, 2000, compared to net charge-offs of $87,806 and $157,303 for the years ended 1999 and 1998, respectively. The ratio of allowance for credit losses to total loans at year-end was 2.34% compared to 1.28% at December 31, 1999. The net increase to the allowance was $3,288,749 or 100.2% higher than year-end 1999. The Companys ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.99% at December 31, 2000, compared to 3.72% and 2.38% at December 31, 1999 and 1998, respectively.

The Companys portfolio is heavily concentrated in the Banks three-county primary service area and would be subject to fluctuations in local economic conditions. The Company does have a concentration of agricultural-related loans amounting to approximately 20% of total loans as of December 31, 2000. The factors that influence the agricultural economy are complex and difficult to predict. The prices paid to dairy farmers for milk have fluctuated significantly during the last three years. Management believes these price fluctuations are cyclical and underwriting practices have taken these fluctuations into consideration. Agricultural loans more than 30 days past due (including nonaccrual loans) totaled $390,609 at December 31, 2000. This represents .14% of total loans outstanding and 3.5% of the Companys total past due loans. During 2000 there were $49,532 of net charge-offs on loans considered agricultural-related compared to $69,410 of net charge-offs during 1999. Management does not believe that these risks associated with the Companys loan portfolio have changed materially during the past three years.

MANAGEMENTS DISCUSSION AND ANALYSIS

Management believes its allowance for credit losses as of December 31, 2000, of $6,571,561 (equal to 2.34% of the total loans) is adequate to cover credit risks in the loan portfolio.

Changes in the allowance for credit losses in each of the three most recent years were as follows:
	Year Ended December 31,
	2000	1999	1998

Balance beginning of year	$3,282,812	$3,058,618	$2,825,921
Charge-offs:
Commercial loans	$267,158	$107,815	$69,997
Credit cards and related plans	5,156	8,898	5,210
Installment	31,021	33,616	37,248
Real estate	0	0	107,218
	$303,335	$150,329	$219,673

Recoveries:
Commercial loans	$6,843	$15,848	$19,186
Credit cards and related plans	7,353	4,541	604
Installment	14,353	38,193	37,561
Real estate	0	3,941	5,019
	$28,549	$62,523	$62,370

Net charge-offs	$274,786	$87,806	$157,303

Provision charged to operations	$3,563,535	$312,000	$390,000

Balance end of year	$6,571,561	$3,282,812	$3,058,618

Ratio of net charge-offs during the year to average
loans outstanding during the year	0.10%	0.04%	0.08%

Ratio of allowance for credit losses to total loans at
the end of year	2.34%	1.28%	1.42%

In 2000 the Companys ratio of charge-off loans to average loans outstanding was .11% compared to .06% and .11% during 1999 and 1998, respectively. The charge-offs during 2000 and 1999 include $55,122 and $75,000, respectively, attributable to a single agricultural borrower. The 2000 charge-offs also include commercial charge-offs of $111,344 to two trucking companies and $93,443 attributable to two used automobile dealers. The 1998 charge-offs include real estate loan charge-offs amounting to $107,218 and commercial loan charge-offs totaling $49,909 attributable to a single commercial borrower. The Company does not expect future recoveries from these borrowers.

During 1999 the installment loan recoveries included recoveries of $13,025 from a borrower whose loans were charged-off in 1995 and $9,318 from a borrower whose loans were charged-off during 1992. The 1998 installment loan recoveries included recoveries of $13,947 from a borrower whose loans were charged-off in 1995 and $12,000 from a borrower whose loans were charged-off during 1998.

MANAGEMENTS DISCUSSION AND ANALYSIS

Deposits

The following table sets forth the deposits as of the end of each of the three most recent fiscal years and period-to-period percentage increases (decreases):
				Percent
				Increase (Decrease)
(In thousands)	2000	1999	1998	2000/99	1999/98
Non-interest bearing accounts	$33,635	$26,387	$27,168	27.5%	(2.9)%
NOW accounts	13,094	12,611	12,831	3.8	(1.7)
Savings accounts	13,505	15,506	16,361	(12.9)	(5.2)
Money market accounts	56,409	57,726	51,462	(2.3)	12.2
Certificates of deposit and other time deposits	128,978	99,704	104,228	29.4	(4.3)
Total deposits	$245,621	$211,934	$212,050	15.9%	(0.1)%

At December 31, 2000, total deposits were $245,621,303, an increase of $33,687,647 or 15.9% compared to December 31, 1999. The increase in demand deposits is primarily attributable to a business depositor whose balance at year-end was $4.2 million higher than the previous year-end. Money market and passbook savings accounts decreased at year-end as depositors shifted funds from these accounts into higher yielding certificates of deposit during 2000. Certificates of deposit and other time deposits increased by $29.3 million or 29.4% compared to the previous year-end. During July 2000, the Bank offered for one week a twelve-month fixed rate certificate of deposit. The special rate promotion, which generated approximately $15 million in new deposits, was offered in conjunction with the grand re-opening of the remodeled Bellevue facility. Total deposits attributable to the Bellevue Office increased by $20.7 million or 34.8% at year-end compared to December 31, 1999. Management also attributes the growth in certificates of deposit to the higher interest rates prevailing during the year and to the guaranteed return and stability offered to investors compared to the volatility exhibited in the equity markets during 2000. Strong competition for core deposits exists in all of the Banks market areas and this tends to raise the cost of funds in order to maintain or grow the deposit base.

Total deposits decreased $116,077 or .1% at December 31, 1999, compared to year-end 1998. The decrease in non-interest bearing accounts was attributable to a business depositor whose balance at year-end was $2.7 million lower than the previous year-end. The combined balances of money market and passbook savings accounts increased by $5.4 million or 8% compared to December 31, 1998. Certificates of deposit and other time deposits decreased by $4.5 million or 4.3% compared to the previous year-end. The decrease in certificates of deposit was primarily the result of a $4.5 million decrease attributed to a local business depositor. These funds were deposited during the second quarter of 1998 and were withdrawn as expected at maturity during the second quarter of 1999.

The following table shows, as of December 31, 2000, the maturities of time certificates of deposit in amounts of $100,000 or more and other time deposits in amounts of $100,000 or more:
	3 Months	3 to 6	7 to 12	Over 12
	Or Less	Months	Months	Months	Total
(In thousands)
Certificates of deposit	$3,557	$3,137	$11,869	$3,247	$21,810
Other time deposits	0	168	2,498	2,996	5,662
Total	$3,557	$3,305	$14,367	$6,243	$27,472

MANAGEMENTS DISCUSSION AND ANALYSIS

Other Borrowed Funds

The following sets forth information concerning other borrowed funds for the Company during each of the last three years:
	December 31,
(In thousands)	2000	1999	1998
Short-term borrowings:
Notes payable to banks	$26,237	$26,909	$22,400
Federal Home Loan Bank advances	16,300	31,200	0
Securities sold under agreements to repurchase	478	0	0
Total short-term borrowings	$43,015	$58,109	$22,400

Long-term debt:
Federal Home Loan Bank advances	$22,000	$17,000	$15,575
Other long-term debt	92	98	102
Total long-term debt	$22,092	$17,098	$15,677
Total other borrowed funds	$65,107	$75,207	$38,077

Short-term borrowings:
Average amounts outstanding during the year	$51,417	$38,916	$22,399
Average interest rates on amounts outstanding during the year	6.46%	5.18%	5.86%
Weighted average interest rate at year end	6.87%	5.96%	5.46%
Maximum month-end amounts outstanding	$64,935	$58,109	$23,284

The Company utilizes a variety of short-term and long-term borrowings as a source of funds for the Companys lending and investment activities and for general business purposes. The Company has in place asset/liability and interest rate risk guidelines that determine in part whether borrowings will be short-term or long-term in nature. Federal Home Loan Bank advances and notes payable to banks consists of secured borrowing under existing lines of credit. At December 31, 2000, the Company had $96.3 million of established lines of credit.

DACCs primary sources of funding are short-term notes payable to banks. As of December 31, 2000, DACC had established lines of credit of $37 million of which $24.7 million were drawn in the form of short-term notes payable. The proceeds from the borrowings incurred during 1999 were used primarily to fund loans.

Strong deposit growth during 2000 allowed the Bank to reduce FHLB borrowings by $9.9 million. During 1999, the Bank borrowed $31.2 million from the Federal Home Loan Bank in the form of short-term advances. The funds were used primarily to fund the Banks loan portfolio, which grew, by $37.8 million during 1999.

Note 7 Long-Term Debt of the Notes To Consolidated Financial Statements contains information concerning the significant terms of the long-term borrowings.

Stockholders Equity

Pursuant to regulations promulgated by the Federal Reserve Board, bank holding companies are required to maintain minimum levels of core capital as a percentage of total assets (leverage ratio) and total capital as a percentage of risk-based assets. Under these regulations, the most highly rated banks must meet a minimum leverage ratio of at least 3%, while lower rated banks must maintain a ratio of at least 4%. The regulations assign risk weightings to assets and off-balance sheet items and require a minimum risk-based capital ratio of 8%. At least half of the required 8% must consist of core capital. Core capital consists principally of shareholders equity less intangibles, while qualifying total capital consists of core capital, certain debt instruments and a portion of the allowance for credit losses. The table set forth below describes the ratios of the Company as of December 31, 2000, and the applicable regulatory requirements.

The Companys core and risk-based capital ratios, as shown in the table, are well above the minimum levels.

	Ratio	Regulatory Requirements
Equity as a % of assets	9.23%	N/A
Core capital as a % of average assets	8.71%	4.00%
Core capital as a % of risk-based assets	12.13%	4.00%
Total capital as a % of risk-based assets	13.39%	8.00%

Stockholders equity at December 31, 2000, decreased 0.8% to $31,872,213 or $582 per share, compared with $32,121,374 or $585 per share one year ago. Cash dividends declared in 2000 were $20.00 per share compared with $17.25 and $13.50, in 1999 and 1998, respectively. The dividend payout ratio (dividends declared as a percentage of net income) was 147.16%, 29.50% and 23.59% in 2000, 1999 and 1998, respectively. The jump in the dividend payout ratio occurred because dividends declared increased by 15.9% while net income dropped by 76.8%.

The ability of the Company to pay dividends on the Common Stock is largely dependent upon the ability of the Bank to pay dividends on the stock held by the Company. The Banks ability to pay dividends is restricted by both state and federal laws and regulations. The Bank is subject to policies and regulations issued by the FDIC and the Division of Banking of the Wisconsin Department of Financial Institutions ("the Division"), which, in part, establish minimum acceptable capital requirements for banks, thereby limiting the ability to pay dividends. In addition, Wisconsin law provides that state chartered banks may declare and pay dividends out of undivided profits but only after provision has been made for all expenses, losses, required reserves, taxes and interest accrued or due from the bank. Payment of dividends in some circumstances may require the written consent of the Division. Note 15 Regulatory Matters of the Notes To Consolidated Financial Statements contains information concerning capital ratios of the Bank.

During 1998 the Companys Board of Directors approved the Employees Stock Purchase Plan. The Plan allows the Company to issue treasury shares at fair market value to eligible employees. The purpose of the plan is to allow employees to share in the ownership of the Company. Employees of the Company purchased 112 shares at $1,180 during 2000 and 296 shares at $972 during 1999.

The adequacy of the Companys capital is reviewed periodically to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. Management is committed to maintaining capital at a level that will allow the Company to take advantage of future opportunities when they arise. The Companys current level of capitalization is strong. This will allow the Company to pursue profitable growth opportunities.

Liquidity

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Companys needs for cash. Loan requests typically present the greatest need for cash but liquidity must also be maintained to accommodate possible outflows in deposits. Loan repayments as well as net cash provided by operating activities amounting to $3.4 million and an increase in deposits amounting to $33.7 million, as shown in the Consolidated Statements of Cash Flows, provided sources of funding during 2000. The net increase in loans of $25.9 million and the net decrease in other borrowings of $10.1 million were the major uses of cash during 2000.

During 1999 the major sources of funds were loan repayments, net cash provided by operating activities of $3.6 million, an increase in other borrowings totaling $37.1 million and a $4.9 million decrease in federal funds sold. The net increase in loans of $42.1 was the major use of cash during 1999.

The Bank maintains liquid assets to meet its liquidity needs. These include cash and due from banks, marketable investment securities designated as available-for-sale and federal funds sold. The Bank also has the ability to borrow approximately $8 million by means of the purchase of short-term federal funds from its principal correspondent banks. Management strives to maintain enough liquidity to satisfy customer credit needs, meet deposit withdrawal requests and any other expected needs for cash. Excess liquid assets are reallocated to achieve higher yields. One ratio used to measure the liquidity of banking institutions is the net loan to deposit ratio. The net loan to deposit ratio of the Bank was 98.9, 104.2% and 86.8% at December 31, 2000, 1999 and 1998, respectively. A high net loan to deposit ratio creates a greater challenge in managing adverse fluctuations in deposit balances and consequently this can limit growth. The net loan to deposit ratio reflects only on-balance sheet items. Off-balance sheet items such as commitments to extend credit and established borrowing lines of credit also affect the liquidity position. In order to increase available funding sources the Bank is a member of the Federal Home Loan Bank (FHLB) of Chicago. As of December 31, 2000, the amount owed to the Federal Home Loan Bank was $38.3 million. The borrowings are secured by residential mortgages. The amount of eligible borrowing from the FHLB of Chicago is determined by the amount of the residential loans held by the Bank and by the amount of common stock of FHLB

MANAGEMENTS DISCUSSION AND ANALYSIS

of Chicago purchased by the Bank. The maximum amount of collateral that can be pledged to FHLB by the Bank is limited by state law to four times capital. An additional investment in stock of $49,126 would allow the Bank to borrow another $18.0 million and thereby maximize its eligible borrowing with FHLB. The Bank also sells loans to DACC and to the secondary mortgage market to improve its liquidity position. During 2000 the Bank sold $1.4 million of residential loans to the secondary mortgage market.

Other sources of liquidity for the Company consists of established lines of credit by DACC and by the parent company. As of December 31, 2000, DACC has unused lines of credit of $12.3 million and the parent company has an available line of credit of $2.5 million. See Note 10 Financial Instruments with Off-Balance Sheet Risk in the Notes To Consolidated Financial Statements for a discussion of the Companys commitments to extend credit. Management believes the Companys liquidity position as of December 31, 2000, is adequate under current economic conditions.

Interest Rate Sensitivity

The following table shows the repricing period for interest-earning assets and interest-bearing liabilities and the related gap based on contractual maturities, at December 31, 2000:
(In thousands)	0 to 6	7 to 12	1 to 2	Over 2
	Months	Months	Years	Years
Loans	$117,061	$115,632	$27,146	$21,139
Investment securities	1,730	7,291	2,666	34,480
Federal funds sold	5,328	0	0	0
Total interest-earning assets	$124,119	$122,923	$29,812	$55,619
Interest-bearing deposits	$124,256	$65,079	$19,131	$3,520
Other borrowed funds	58,018	3	3,006	4,081
Total interest-bearing liabilities	$182,274	$65,082	$22,137	$7,601
Rate sensitivity gap	($58,155)	$57,841	$7,675	$48,018
Cumulative rate sensitivity gap	($58,155)	($314)	$7,361	$55,379
Cumulative ratio of rate sensitive
assets to rate sensitive liabilities	68.09%	99.87%	102.73%	119.99%
Ratio of cumulative gap to
average earning assets	(18.16)%	(0.10)%	2.30%	17.29%

Mortgage backed securities are allocated according to their expected prepayments rather than their contractual maturities.

Interest rate risk is the exposure to a banks earnings arising from changes in future interest rates. Interest rate sensitivity is measured using gap analysis. Gap analysis is used to identify mismatches in the repricing of assets and liabilities within specified periods of time or interest sensitivity gaps. The rate sensitivity or repricing gap is equal to total interest-earning assets less total interest-bearing liabilities available for repricing during a given time interval. A positive gap exists when total interest-earning repricing assets exceed total interest-bearing repricing liabilities and a negative gap exists when total interest-bearing repricing liabilities exceed total interest-earning repricing assets. Generally a positive repricing gap will result in increased net income in a rising rate environment and decreased net interest income in a falling rate environment. A negative gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment.

The preceding table indicates the Company has a negative gap of $.3 million or .1% of average earning assets for all assets and liabilities repricing within one year. The cumulative ratio of rate sensitive assets to rate sensitive liabilities within one year is 99.9%. For purposes of this analysis, NOW, savings and money market accounts are considered repriceable within six months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION As of December 31, ASSETS
Assets	2000	1999	1998
Cash and due from banks	$7,393,322	$9,503,948	$7,794,995
Federal funds sold	5,328,000	3,505,000	8,417,000
Investment Securities
Available-for-sale, at fair value	19,588,616	20,500,622	25,074,309
Held-to-maturity, at cost	26,577,783	24,389,906	19,834,609
Total Investment Securities	$46,166,399	$44,890,528	$44,908,918
Loans less allowance for credit losses of $6,571,561,
$3,282,812 and $3,058,618, respectively	274,405,919	253,342,216	211,927,529
Premises and equipment, net	4,624,475	4,110,927	3,343,253
Accrued interest receivable	1,984,859	1,664,314	1,466,749
Other assets	5,396,413	4,376,273	4,326,031
TOTAL ASSETS	$345,299,387	$321,393,206	$282,184,475

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$33,635,248	$26,387,194	$27,168,398
Interest-bearing	211,986,055	185,546,462	184,881,335
Total Deposits	$245,621,303	$211,933,656	$212,049,733

Short-term borrowings	43,015,255	58,108,946	22,400,273
Accrued interest payable	1,878,957	1,337,566	1,248,966
Other liabilities	819,172	794,128	668,138
Long-term debt	22,092,487	17,097,536	15,676,698
Total Liabilities	$313,427,174	$289,271,832	$252,043,808
Stockholders' Equity
Common stock, no par value, authorized 320,000	$9,871,263	$10,030,869	$10,019,609
shares; issued 54,784, 54,907 and 54,789 shares,
excludes 556 shares in treasury in 2000, 433
shares in 1999 and 551 shares in 1998
Paid in capital	112,374	110,984	37,384
Retained earnings	21,967,386	22,318,876	20,050,609
Accumulated other comprehensive income
Unrealized (losses) gains on securities	(78,810)	(339,355)	33,065
Total Stockholders' Equity	$31,872,213	$32,121,374	$30,140,667
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$345,299,387	$321,393,206	$282,184,475

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,
	2000	1999	1998
Interest Income
Loans including fees	$22,579,973	$19,487,591	$18,329,787
Investment securities:
Taxable	1,319,847	1,334,460	907,190
Exempt from federal tax	1,593,468	1,416,724	1,304,176
Interest on federal funds sold	365,565	80,134	509,430
	$25,858,853	$22,318,909	$21,050,583
Interest Expense
Deposits	$10,740,311	$8,600,072	$8,632,510
Short-term borrowings	3,321,426	2,165,472	1,313,558
Long-term debt	1,441,793	833,131	826,415
	$15,503,530	$11,598,675	$10,772,483
Net interest income	$10,355,323	$10,720,234	$10,278,100
Provision for Credit Losses	3,563,535	312,000	390,000
Net interest income after
provision for credit losses	$6,791,788	$10,408,234	$9,888,100
Other Income
Service fees and commissions	$765,164	$761,568	$785,480
Other	255,108	264,977	169,030
	$1,020,272	$1,026,545	$954,510
Other Expense
Salaries and employee benefits	$4,643,825	$4,396,780	$4,076,073
Occupancy expenses	816,042	679,855	622,106
Data processing expenses	550,613	437,146	325,464
Other operating expenses	1,445,946	1,437,573	1,397,318
	$7,456,426	$6,951,354	$6,420,961
Income before income taxes	$355,634	$4,483,425	$4,421,649
Income tax expense	(389,661)	1,266,042	1,283,988
NET INCOME	$745,295	$3,217,383	$3,137,661
EARNINGS PER COMMON SHARE	$13.58	$58.51	$57.20

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

	Common Stock				Accumulated
					Other
			Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance, December 31, 1997	54,875	$10,100,237	$37,384	$17,653,233	($51,780)	$27,739,074
Comprehensive income
Net income				3,137,661		3,137,661
Other comprehensive income, net of tax
Changes in unrealized gain on
securities available-for-sale, net of
applicable deferred income tax
expense of $44,511					84,845	84,845
Total comprehensive income						$3,222,506
Cash dividends, $13.50 per share				(740,285)		(740,285)
Treasury stock acquisitions	(86)	(80,628)				(80,628)
Balance, December 31, 1998	54,789	$10,019,609	$37,384	$20,050,609	$33,065	$30,140,667
Comprehensive income
Net income				3,217,383		3,217,383
Other comprehensive income, net of tax
Change in unrealized (loss) on
securities available-for-sale, net of
applicable deferred income tax
benefit of $233,535					(372,420)	(372,420)
Total comprehensive income						$2,844,963
Cash dividends, $17.25 per share				(949,116)		(949,116)
Treasury stock sales	296	214,112	73,600			287,712
Treasury stock acquisitions	(178)	(202,852)				(202,852)
Balance, December 31, 1999	54,907	$10,030,869	$110,984	$22,318,876	($339,355)	$32,121,374
Comprehensive income
Net income				745,295		745,295
Other comprehensive income, net of tax
Change in unrealized (loss) on
securities available-for-sale, net of
applicable deferred income tax
expense of $164,696					260,545	260,545
Total comprehensive income						$1,005,840
Cash dividend, $20.00 per share				(1,096,785)		(1,096,785)
Treasury stock sales	112	130,770	1,390			132,160
Treasury stock acquisitions	(235)	(290,376)				(290,376)
BALANCE, DECEMBER 31, 2000	54,784	$9,871,263	$112,374	$21,967,386	($78,810)	$31,872,213

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	2000	1999	1998
Cash Flows from Operating Activities:
Net income	$745,295	$3,217,383	$3,137,661
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	457,269	362,598	325,717
Provision for credit losses	3,563,535	312,000	390,000
Amortization of intangibles	219,513	213,577	214,049
Gain on sale of assets	(14,674)	(5,690)	0
Amortization of bond premium	16,225	31,026	42,634
Accretion of bond discount	(427,090)	(467,320)	(594,330)
Mortgage loans originated for sale	(1,474,595)	(6,327,955)	(19,858,729)
Proceeds from sale of mortgage loans	1,431,624	6,717,811	19,671,533
Increase in interest receivable	(320,545)	(197,565)	(78,496)
Increase (decrease) in interest payable	541,390	88,600	(170,504)
Other, net	(1,326,420)	(301,915)	(80,489)
Net Cash Provided by Operating Activities	$3,411,527	$3,642,550	$2,999,046
Cash Flows from Investing Activities:
Maturities of held-to-maturity securities	$1,595,166	$1,322,195	$1,131,480
Maturities and sales of available-for-sale securities	1,688,091	5,404,827	4,369,888
Purchase of held-to-maturity securities	(3,365,621)	(5,426,913)	(3,281,981)
Purchase of available-for-sale securities	(357,400)	(1,448,195)	(14,621,350)
Federal funds sold, net	(1,823,000)	4,912,000	(1,305,000)
Proceeds from sale of foreclosed assets	1,245,481	302,505	0
Net increase in loans made to customers	(25,934,522)	(42,116,544)	(15,597,282)
Capital expenditures	(970,817)	(1,130,272)	(391,802)
Net Cash Used by Investing Activities	($27,922,622)	($38,180,397)	($29,696,047)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	$33,687,648	($116,077)	$22,920,624
Purchase of treasury stock	(290,376)	(202,852)	(80,628)
Sale of treasury stock	132,160	287,712	0
Dividends paid	(1,030,223)	(851,495)	(672,125)
Securities sold under repurchase agreements, net	477,797	0	0
Debt proceeds	12,780,512	48,898,674	13,958,025
Debt repayments	(23,357,049)	(11,769,162)	(8,653,305)
Net Cash Provided by Financing Activities	$22,400,469	$36,246,800	$27,472,591
Net (decrease) increase in cash and cash equivalents	($2,110,626)	$1,708,953	$775,590
Cash and cash equivalents, beginning	9,503,948	7,794,995	7,019,405
CASH AND CASH EQUIVALENTS, ENDING	$7,393,322	$9,503,948	$7,794,995
Noncash Investing Activities:
Loans transferred to foreclosed properties	$1,350,256	$100,000	$200,000
Total (decrease) increase in unrealized loss on
securities available-for-sale	($425,241)	$605,955	($129,356)

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Denmark Bancshares, Inc. is a bank holding company as defined in the Bank Holding Company Act. As such, it exercises control over Denmark State Bank, Denmark Ag Credit Corporation and McDonald-Zeamer Insurance Agency, Inc. A majority of the Companys assets are held by Denmark State Bank.

Denmark State Bank, a wholly owned subsidiary of Denmark Bancshares, Inc., operates under a state bank charter, and provides full banking services to its customers. Denmark Investments Inc. is a wholly owned subsidiary of Denmark State Bank. The Company and its subsidiaries make agribusiness, commercial and residential loans to customers throughout the state, but primarily in eastern Wisconsin. The Company and its subsidiaries have a diversified loan portfolio, however, a substantial portion of their debtors ability to honor their contract is dependent upon the agribusiness economic sector. The main loan and deposit accounts are fully disclosed in Notes 3 and 5. The significant risks associated with financial institutions include interest rate risk, credit risk, liquidity risk and concentration risk.

Basis of Consolidation

The consolidated financial statements include the accounts of Denmark Bancshares, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates, such as allowance for credit losses and accounting for the impairment of loans, are discussed specifically in the following sections of this footnote.

Investment Securities

Investment securities are designated as available-for-sale or held-to-maturity when purchased and remain in that classification until they are sold or mature. Debt and equity securities classified as available-for-sale are stated at estimated fair value, with unrealized gains and losses, net of any applicable deferred income taxes, reported as a separate component of stockholders equity. As a result of the adjustment from amortized cost to fair value, stockholders equity, net of applicable deferred income taxes, decreased by $78,810 and $339,355 as of December 31, 2000 and 1999, respectively and increased by $33,065 as of December 31, 1998. Debt securities classified as held-to-maturity are stated at cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. Realized gains or losses on dispositions are recorded in other operating income on the settlement date, based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Loans

Loans are reported at the principal amount outstanding, net of the allowance for credit losses. Interest on loans is calculated and accrued by using the simple interest method on the daily balance of the principal amount outstanding.

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal. When a loan is placed on nonaccrual, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of the management, the loans are estimated to be fully collectible as to both principal and interest.

A loan is impaired when, based on current information and events, it is probable that not all amounts due will be collected according to the contractual terms of the loan agreement. Impaired loans are measured at the estimated fair value of the collateral. If the estimated fair value of the impaired loan is less than the recorded investment in the loan, an impairment is recognized by creating a valuation allowance. Interest income is recognized in the same manner described above for nonaccrual loans.

Allowance for Credit Losses

The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes to be adequate to absorb losses inherent in existing loans, based on evaluations of the collectibility and prior loss experience of loans. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, leases and commitments, and current and anticipated economic conditions that may affect the borrowers ability to pay.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. Cash flows from demand deposits, NOW accounts, savings accounts, federal funds purchased and sold, cash receipts and payments of loans and time deposits are reported net. For purposes of cash flow reporting, income taxes paid were $847,300, $1,526,250 and $1,410,964 and interest paid was $14,978,902, $11,521,032 and $10,958,249 for the years ended December 31, 2000, 1999 and 1998, respectively.

Premises and Equipment

Premises and equipment owned are stated at cost less accumulated depreciation which is computed principally on the straight-line method over the estimated useful lives of the assets.

Income Taxes

Deferred income taxes are provided for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with FAS 109.

Treasury Stock

Treasury stock is shown at cost, and consists of 556, 433 and 551 shares, with a cost of $465,032, $305,426, and $316,686 as of December 31, 2000, 1999 and 1998, respectively.

Earnings per Common Share

Earnings per common share are computed based on the weighted average number of shares of common stock outstanding during each year. The number of shares used in computing basic earnings per share is 54,875, 54,992 and 54,855 for the years ended December 31, 2000, 1999 and 1998, respectively.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year.
NOTE 2 INVESTMENT SECURITIES
The amortized cost and estimated fair value of securities available-for-sale were as follows:
	December 31, 2000
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$13,498,164	$0	($116,314)	$13,381,850
Mortgage-backed securities	3,084,801	7,941	(20,471)	3,072,270
FHLB stock	2,767,400	0	0	2,767,400
Other securities	367,096	0	0	367,096
	$19,717,461	$7,941	($136,785)	$19,588,616
	December 31, 1999
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$13,497,699	$0	($515,349)	$12,982,350
Mortgage-backed securities	4,751,224	6,396	(45,133)	4,712,487
FHLB stock	2,410,000	0	0	2,410,000
Other securities	395,785	0	0	395,785
	$21,054,708	$6,396	($560,482)	$20,500,622

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	December 31, 1998
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$13,497,261	$4,500	$0	$13,501,761
Mortgage-backed securities	9,167,589	59,692	(12,323)	9,214,958
FHLB stock	1,045,800	0	0	1,045,800
Other securities	1,311,790	0	0	1,311,790
	$25,022,440	$64,192	($12,323)	$25,074,309

The amortized cost and estimated fair value of securities held-to-maturity were as follows:

	December 31, 2000
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
State and local governments	$26,577,783	$932,316	($35,573)	$27,474,526
	$26,577,783	$932,316	($35,573)	$27,474,526

	December 31, 1999
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
State and local governments	$24,389,906	$670,792	($436,048)	$24,624,650
	$24,389,906	$670,792	($436,048)	$24,624,650

	December 31, 1998
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
State and local governments	$19,834,609	$1,779,306	($6,527)	$21,607,388
	$19,834,609	$1,779,306	($6,527)	$21,607,388

The amortized cost and estimated fair values of securities at December 31, 2000, by maturity were as follows:

	Securities Available-for-Sale		Securities Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Amounts Maturing	Cost	Value	Cost	Value
Within one year	$6,500,000	$6,469,750	$2,536,244	$2,577,159
From one through five years	9,738,218	9,638,047	3,826,869	3,948,681
From five through ten years	217,754	216,792	7,076,483	7,373,788
After ten years	126,993	129,531	13,138,187	13,574,898
Other securities (no stated maturity)	3,134,496	3,134,496	0	0
	$19,717,461	$19,588,616	$26,577,783	$27,474,526

Mortgage-backed securities are allocated according to their expected prepayments rather than their contractual maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 1999, available-for-sale securities were sold for total proceeds of $2,997,578. There were no significant gross realized gains or losses in 1999. No securities were sold during 2000 or 1998.

There were no significant concentrations of investments (greater than 10 percent of stockholders' equity) in any individual security issuer, except for securities issued by U.S. Government agencies and corporations.

Investment securities with an amortized cost of $2,217,755 and estimated fair value of $2,194,392, at December 31, 2000, were pledged to secure public deposits and securities sold under repurchase agreements and for other purposes required or permitted by law.
NOTE 3 - LOANS
Major categories of loans included in the loan portfolio are as follows:
	December 31,
	2000	1999	1998
Commercial:
Agricultural	$34,109,436	$33,316,273	$30,700,423
Other	40,609,082	37,858,231	31,228,455
	$74,718,518	$71,174,504	$61,928,878
Real estate:
Agricultural	$22,675,200	$22,156,129	$20,068,369
Commercial	60,644,150	52,964,149	39,972,450
Residential	102,714,251	90,913,047	75,303,134
	$186,033,602	$166,033,325	$135,343,953

Installment	$19,270,194	$18,552,100	$16,927,234

Unsecured loans	$955,167	$865,099	$786,082

Total loans receivable	$280,977,480	$256,625,028	$214,986,147
Allowance for credit losses	(6,571,561)	(3,282,812)	(3,058,618)
NET LOANS RECEIVABLE	$274,405,919	$253,342,216	$211,927,529

Final loan maturities and rate sensitivity of the loan portfolio, excluding unsecured loans, at December 31, 2000, are as follows:

Within

One-

After

(In thousands)

One year

Five Years

Five Years

Total

Commercial and installment

$73,215

$20,247

$527

$93,989

Real estate

160,403

25,618

13

186,034

TOTAL

$233,618

$45,865

$540

$280,023

At December 31, 2000, loans with a maturity greater than one year with a variable interest rate totaled $1,881,196.

Other real estate owned represents real estate of which the Company has taken control in partial or total satisfaction of loans. Other real estate owned is carried at the lower of cost or fair value, less estimated costs to sell. Losses at the time property is classified as other real estate owned are charged to the allowance for loan losses. Subsequent gains and losses, as well as operating income or expense related to other real estate owned, are charged to expense. Other real estate owned, which is included in other assets, totaled $119,449 at December 31, 2000 and $200,000 at December 31, 1998. There was no other real estate owned at year end 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonaccrual loans totaled $8,145,519, $7,835,123 and $3,937,112 at December 31, 2000, 1999 and 1998, respectively. The reduction in interest income associated with nonaccrual loans is as follows:
	Year Ended December 31,
	2000	1999	1998
Income in accordance with
original loan terms	$898,191	$733,461	$500,187
Income recognized	(604,116)	(507,687)	(576,326)
REDUCTION (INCREASE) IN INTEREST INCOME	$294,075	$225,774	($76,139)

Information concerning the Company's investment in impaired loans is as follows:

	Year Ended December 31,
	2000	1999	1998
Total investment in impaired loans	$8,303,953	$6,533,918	$2,633,527
Loans not requiring an allowance	1,498,842	5,302,854	1,596,276
Loans requiring a related allowance	6,805,111	1,231,064	1,037,251
Related allowance	(2,677,110)	(343,245)	(166,814)
Average investment in impaired loans during the year	8,313,738	5,435,962	2,540,253
Interest income recognized on a cash basis	467,761	251,230	283,635

Changes in the allowance for credit losses were as follows:

	Year Ended December 31,
	2000	1999	1998
Balance - beginning of year	$3,282,812	$3,058,618	$2,825,921
Charge-offs	(303,335)	(150,329)	(219,673)
Recoveries	28,549	62,523	62,370
Provision charged to operations	3,563,535	312,000	390,000
BALANCE - END OF YEAR	$6,571,561	$3,282,812	$3,058,618

NOTE 4 - PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows:
	December 31,
	2000	1999	1998
Land	$541,241	$541,241	$530,519
Buildings and improvements	4,340,367	3,383,374	3,355,207
Furniture and fixtures	3,306,201	2,939,304	2,448,402
Construction in progress	0	550,793	0
	$8,187,808	$7,414,712	$6,334,128
Less: Accumulated depreciation	(3,563,333)	(3,303,785)	(2,990,875)
NET	$4,624,475	$4,110,927	$3,343,253

As of December 31, 1999, there were approximately $400,000 of commitments outstanding to complete construction in progress.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 INTEREST-BEARING DEPOSITS
Interest-bearing deposits consisted of the following:

	December 31,
	2000	1999	1998
NOW accounts	$13,094,417	$12,610,990	$12,831,148
Savings accounts	13,504,855	15,505,764	16,360,946
Money market accounts	56,408,626	57,726,080	51,461,772
Time deposit accounts	128,978,157	99,703,628	104,227,469
TOTAL	$211,986,055	$185,546,462	$184,881,335

The following table shows the maturity distribution of time deposit accounts:

	December 31,
(In thousands)	2000	1999	1998
Within one year	$99,565	$56,430	$72,041
One to two years	25,892	37,394	26,564
Two to three years	2,587	4,150	3,381
Three to four years	712	1,463	1,355
Over four years	222	267	886
TOTAL	$128,978	$99,704	$104,227

Time deposit accounts issued in amounts of $100,000 or more totaled $27,471,867, $20,306,581 and $24,369,361, at December 31, 2000, 1999 and 1998, respectively.
NOTE 6 SHORT-TERM BORROWINGS
The following table is a summary of short-term borrowings:

	December 31,
	2000	1999	1998
Securities sold under agreements to repurchase	$477,797	$0	$0
Federal Home Loan Bank advances	16,300,000	31,200,000	0
Notes payable	26,237,458	26,908,946	22,400,272
TOTAL SHORT-TERM BORROWINGS	$43,015,255	$58,108,946	$22,400,272

As of December 31, 2000, the Company had $31,810,542 of unused lines of credit with banks to be drawn upon as needed. Federal Home Loan Bank advances are secured by residential mortgages and have fixed and adjustable rates ranging from 6.64% to 6.77% as of December 31, 2000. Notes payable are secured by agricultural loans, Denmark State Bank and Denmark Ag Credit Corporation stock and have variable interest rates ranging from 6.85% to 8.76% as of December 31, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 LONG-TERM DEBT
Long-term debt consisted of the following:
	December 31,
	2000	1999	1998
Note dated in 2000, with Federal Home Loan Bank
of Chicago, monthly interest due at a variable rate
which changes monthly, principal due and payable
every month or final maturity April 7, 2002.	$15,000,000	$0	$0

Note dated in 1999, with Federal Home Loan Bank
of Chicago, monthly interest due at an annual rate of
5.71%, principal due and payable every 90 days or
final maturity December 30, 2004.	0	5,000,000	0

Note dated in 1999, with Federal Home Loan Bank
of Chicago, monthly interest due at a variable rate
which changes monthly, principal due and payable
on call date October 29, 2000 or every quarter
thereafter or final maturity October 20, 2004.	0	5,000,000	0

Note dated in 1998, with Federal Home Loan Bank
of Chicago, monthly interest due at an annual rate of
4.80%, principal due and payable on call date
April 6, 1999 or final maturity April 6, 2008.	0	0	5,000,000

Note dated in 1998, with Federal Home Loan Bank
of Chicago, monthly interest due at an annual rate of
5.05%, principal due and payable on call date
January 20, 2001 or final maturity January 20, 2008.	4,000,000	4,000,000	4,000,000

Note dated in 1997, with Federal Home Loan Bank
of Chicago, monthly interest due at an annual rate of
5.96%, principal due and payable December 30, 2002.	3,000,000	3,000,000	3,000,000

Note dated in 1996, with Federal Home Loan Bank
of Chicago, monthly interest due at an annual rate of
6.02%, principal due and payable December 27, 1999.	0	0	2,200,000

Note dated in 1996, with Federal Home Loan Bank
of Chicago, monthly interest due at an annual rate of
6.51%, principal payments in the amounts of $94,000,
$79,000, $83,000 and $1,118,500 due and payable
December 27, 2003, 2007, 2010 and 2011, respectively.	0	0	1,374,500

Note dated in 1996, interest rate of 8%, principal
payment in the amount of $20,000 due January 2,
1997. Remaining balance due in eleven installments
of $3,500 through 1997, then monthly installments
of $1,092 through 2011.	92,487	97,536	102,198
TOTAL LONG-TERM DEBT	$22,092,487	$17,097,536	$15,676,698

The notes payable to Federal Home Loan Bank of Chicago are secured by residential mortgages. Long-term debt has aggregate maturities for the five years 2001 through 2005 as follows: $5,468 in 2001, $18,005,922 in 2002, $6,413 in 2003, $6,946 in 2004 and $7,522 in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - INCOME TAXES
The provision for income taxes in the consolidated statement of income is as follows:

(In thousands)				2000	1999	1998
Current:	Federal			$712	$1,162	$1,128
	State			181	281	252
				$893	$1,443	$1,380
Deferred:	Federal			($1,018)	($137)	($83)
	State			(265)	(40)	(13)
				($1,283)	($177)	($96)
TOTAL PROVISION FOR INCOME TAXES				($390)	$1,266	$1,284

		2000		1999		1998
(In thousands)		Amount	%	Amount	%	Amount	%
Tax at statutory federal income tax rate		$121	34%	$1,524	34%	$1,503	34%
Increase (decrease) in tax resulting from:
Tax-exempt income		(471)	(132)	(431)	(10)	(396)	(9)
State income tax, net of federal tax benefit		(56)	(16)	158	4	157	3
Other, net		16	4	15	1	20	1
APPLICABLE INCOME TAXES		($390)	(110)%	$1,266	29%	$1,284	29%

				2000	1999	1998
(In thousands)
Deferred tax assets:
Allowance for credit losses				$2,612	$1,219	$1,137
Unrealized losses on available-for-sale securities				50	215	0
State tax net operating loss carryforward				120	94	88
Interest receivable on nonaccrual loans				219	121	34
Other				27	31	19
Gross deferred tax assets				$3,028	$1,680	$1,278
Valuation allowance				(120)	(94)	(88)
Total deferred tax assets				$2,908	$1,586	$1,190
Deferred tax liabilities:
Accumulated depreciation on fixed assets				$154	$127	$123
State income taxes				178	87	76
FHLB stock dividends received				82	0	0
Unrealized gains on available-for-sale securities				0	0	19
Accretion				6	7	8
Total deferred tax liabilities				$420	$221	$226
NET DEFERRED TAX ASSET				$2,488	$1,365	$964

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) profit sharing plan and a money purchase pension plan. The plans essentially cover all employees who have been employed over one-half year, and are at least twenty and one-half years old. Provisions of the 401(k) profit sharing plan provide for the following:

Participating employees may annually contribute up to 10% of their compensation.

The Company will contribute 50% of each employee contribution up to a maximum Company contribution of 2%. Employee contributions above 4% do not receive any matching contribution.

The Company may elect to make contributions out of profits. These profit sharing contributions are allocated to the eligible participants based on their salary as a percentage of total participating salaries. The contribution percentage was 3% for 2000 and 4% for 1999 and 1998.

In addition, the money purchase plan generally provides for employer contributions of 5% in 2000 and 4% in 1999 and 1998, of each participant's compensation.

The Company provides no post retirement benefits to employees except for the 401(k) profit sharing plan and the money purchase pension plan discussed above which are currently funded. The Company expensed contributions of $322,358, $324,854 and $313,788 for the years 2000, 1999 and 1998, respectively.

NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF - BALANCE SHEET RISK

The Company and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The contract or notional amounts of those instruments reflect the extent of involvement the Company and its subsidiaries have in particular classes of financial instruments.

The exposure of the Company and its subsidiaries to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of these instruments. The Company and its subsidiaries use the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. The Company and its subsidiaries require collateral or other security to support financial instruments with credit risk.
	Contract or
	Notional Amount	Secured
(In thousands)	December 31, 2000	Portion
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$21,227	$14,378
Standby letters of credit and financial guarantees written	1,622	1,622

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company and its subsidiaries evaluate each customer's creditworthiness on a case-by-case basis. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support commercial business transactions. A majority of the letters of credit expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties and residential properties. All letters of credit are fully collateralized.

The Company maintains deposits at other financial institutions. These deposits are insured by the Federal Deposit Insurance Corporation up to $100,000. The balance in excess of the insured amount as of December 31, 2000, was approximately $700,000.

Federal funds sold to correspondent banks are not insured.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTY TRANSACTIONS

At December 31, 2000, 1999 and 1998 certain Company subsidiary executive officers, directors and companies in which they have a ten percent or more beneficial interest, were indebted to the Company and its subsidiaries in the amounts shown below. All such loans were made in the ordinary course of business and at rates and terms similar to those granted other borrowers.

	December 31,		2000
			New		Ending
(In thousands)	1998	1999	Loans	Payments	Balance
Aggregate related party loans	$1,459	$2,765	$460	($427)	$2,798

NOTE 12 - PARENT COMPANY ONLY INFORMATION

Following, in a condensed form, are parent company only statements of financial condition, statements of income and cash flows of Denmark Bancshares, Inc. for the years 2000, 1999 and 1998. The financial information contained in this footnote is to be read in association with the preceding accompanying notes to the consolidated financial statements.

DENMARK BANCSHARES, INC.
Statements of Financial Condition

	December 31,
(In thousands)	2000	1999	1998
Assets
Cash in banks	$624	$1,004	$695
Investment
Banking subsidiary	23,745	23,675	22,280
Nonbanking subsidiaries	6,073	5,489	4,894
Real estate loans (less allowance for credit
losses of $3, $61 and $61, respectively)	282	358	580
Fixed assets (net of depreciation
of $1,544, $1,374 and $751)	3,216	2,980	2,078
Other assets	58	69	49
TOTAL ASSETS	$33,998	$33,575	$30,576
Liabilities
Accrued expenses	$64	$59	$38
Dividends payable	562	495	397
Note payable - unrelated bank	1,500	900	0
Total Liabilities	$2,126	$1,454	$435
Stockholders' Equity
Common stock	$9,871	$10,031	$10,020
Paid-in capital	112	110	37
Retained earnings	21,968	22,319	20,051
Accumulated other comprehensive income
Unrealized (losses) gains on securities	(79)	(339)	33
Total Stockholders' Equity	$31,872	$32,121	$30,141
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$33,998	$33,575	$30,576

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DENMARK BANCSHARES, INC.
Statements of Income

	For the Years Ended December 31,
(In thousands)	2000	1999	1998
Income
Interest income from loans	$30	$36	$72
Other interest income	21	19	35
Dividend income from banking subsidiary	500	1,000	0
Rental income from banking subsidiary	257	232	207
Rental income from nonbanking subsidiary	9	9	9
Total Income	$817	$1,296	$323
Expenses
Management fees to banking subsidiary	$120	$120	$120
Interest expense	105	26	0
Provision for credit losses	(58)	0	0
Depreciation	170	138	118
Other operating expenses	177	153	146
Total Expenses	$514	$437	$384

Income (loss) before income taxes and
undistributed income of subsidiaries	$303	$859	($61)
Income tax benefit	(50)	(36)	(7)
Income (Loss) before Undistributed
Income of Subsidiaries	$353	$895	($54)
Equity in Undistributed Income of Subsidiaries
Banking subsidiary	(191)	1,767	2,671
Nonbank subsidiaries	583	555	521
NET INCOME	$745	$3,217	$3,138

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DENMARK BANCSHARES, INC.
Statements of Cash Flows

	For the Years Ended December 31,
(In thousands)	2000	1999	1998
Cash Flows from Operating Activities:
Net Income	$745	$3,217	$3,138
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	170	138	118
Provision for credit losses	(58)	0	0
Equity (earnings) of banking subsidiary	(309)	(2,767)	(2,671)
Equity (earnings) of nonbanking subsidiaries	(583)	(555)	(521)
Dividend from banking subsidiary	500	1,000	0
Decrease (increase) in other assets	10	(21)	2
Increase in accrued expenses	5	21	1
Net Cash Provided by Operating Activities	$480	$1,033	$67
Cash Flows from Investing Activities:
Investment in nonbanking subsidiary	$0	($40)	($40)
Capital expenditures	(406)	(1,040)	(175)
Net decrease in real estate loans	134	222	522
Net Cash (Used) Provided by Investing Activities	($272)	($858)	$307
Cash Flows from Financing Activities:
Debt proceeds	$600	$900	$0
Treasury stock proceeds	132	288	0
Treasury stock purchases	(290)	(203)	(81)
Dividends paid	(1,030)	(851)	(672)
Net Cash (Used) Provided by Financing Activities	($588)	$134	($753)

Net (Decrease) Increase in Cash	($380)	$309	($379)
Cash, beginning	1,004	695	1,074
CASH, ENDING	$624	$1,004	$695
Supplemental Disclosure:
Income taxes paid	($57)	($21)	($5)

NOTE 13 - EMPLOYEE STOCK PURCHASE PLAN

In December of 1998, the company adopted an Employee Stock Purchase Plan. All company employees, except executive officers and members of the board of directors, are afforded the option to purchase a maximum number of shares set each December by the board of directors. Options granted during the year must be exercised during February of the subsequent year. Options are exercised at fair market value. A recap of option activity is as follows:
			Number
Granted in	Number of	Exercised in	of Options	Option Price
December	Options	February	Exercised	per Share
1998	430	1999	296	$972
1999	267	2000	112	$1,180
2000	282	2001	105	$1,276

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments

For cash and short-term investments, the carrying amount is a reasonable estimate of fair value.

Investment Securities

For securities held for investment purposes and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Receivable

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit Liabilities

The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowings

Rates currently available to the bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.
The estimated fair values of the Company's financial instruments are as follows:

	December 31, 2000
	Carrying	Fair
	Amount	Value
(In thousands)
Financial Assets
Cash and short-term investments	$12,721	$12,721
Investments securities	46,166	47,063
Loans	280,978	277,710
Less: Allowance for credit losses	(6,572)	-
TOTAL	$333,293	$337,494

Financial Liabilities
Deposits	$245,621	$246,824
Borrowings	65,108	65,742
TOTAL	$310,729	$312,566

Unrecognized Financial Instruments
Commitments to extend credit	$21,227	$21,227
Standby letters of credit and financial guarantees written	1,622	1,622
TOTAL	$22,849	$22,849

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of Total Capital and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's actual capital amounts and ratios are also presented in the table below:
					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective
	Amount		Adequacy Purposes:		Action Provision:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2000:
Denmark Bancshares, Inc.
Total Capital (to Risk-Weighted Assets)	$32,557,038	13.4%	$19,544,514	>8.0%	$24,305,643	>10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$29,475,211	12.1%	$9,722,257	>4.0%	$14,583,386	> 6.0%
Tier 1 Capital (to Average Assets)*	$29,475,211	8.7%	$13,542,222	>4.0%	$16,927,777	> 5.0%
Denmark State Bank
Total Capital (to Risk-Weighted Assets)	$24,244,672	11.6%	$16,692,227	>8.0%	$21,051,710	>10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$21,591,537	10.4%	$8,346,113	>4.0%	$12,631,026	> 6.0%
Tier 1 Capital (to Average Assets)*	$21,591,537	7.1%	$12,180,524	>4.0%	$15,225,655	> 5.0%
As of December 31, 1999:
Denmark Bancshares, Inc.
Total Capital (to Risk-Weighted Assets)	$32,557,936	14.6%	$17,832,980	>8.0%	$20,865,284	>10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$29,765,404	13.4%	$8,916,490	>4.0%	$12,519,170	> 6.0%
Tier 1 Capital (to Average Assets)*	$29,765,404	9.6%	$12,372,077	>4.0%	$15,465,096	> 5.0%
Denmark State Bank
Total Capital (to Risk-Weighted Assets)	$23,944,069	12.7%	$15,062,635	>8.0%	$18,828,293	>10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$21,585,054	11.5%	$7,531,317	>4.0%	$11,296,976	> 6.0%
Tier 1 Capital (to Average Assets)*	$21,585,054	7.8%	$11,018,701	>4.0%	$13,733,376	> 5.0%
As of December 31, 1998:
Denmark Bancshares, Inc.
Total Capital (to Risk-Weighted Assets)	$29,570,127	15.6%	$15,122,148	>8.0%	$18,902,685	>10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$27,198,701	14.4%	$7,561,074	>4.0%	$11,341,611	> 6.0%
Tier 1 Capital (to Average Assets)*	$27,198,701	10.0%	$10,853,491	>4.0%	$13,566,864	> 5.0%
Denmark State Bank
Total Capital (to Risk-Weighted Assets)	$21,619,907	13.6%	$12,746,790	>8.0%	$15,933,488	>10.0%
Tier Capital (to Risk-Weighted Assets)	$19,620,895	12.3%	$6,373,395	>4.0%	$9,560,093	> 6.0%
Tier Capital (to Average Assets)*	$19,620,895	8.1%	$9,662,781	>4.0%	$12,078,476	> 5.0%
*Average assets are based on the most recent quarter's adjusted average total assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 RESTATED FINANCIAL STATEMENTS

The Companys largest subsidiary, Denmark State Bank changed its methodology for calculating the allowance for credit losses to reflect the allowance for credit losses in accordance with a Federal Financial Institutions Examination Council (FFIEC) Interagency Policy Statement on Allowance for Loan and Lease Losses (ALLL), issued July, 2001. The Companys management, with the concurrence of federal regulators chose to adopt this methodology for determining the adequacy of the allowance for credit losses retroactively to the year ended December 31, 2000. The effect of this restatement of the allowance for credit losses is summarized below:

	As Originally	As Restated
	Stated
Allowance for credit losses	$ 3,471,561	$ 6,571,561
Retained earnings	23,846,903	21,967,386
Net income before taxes	3,455,634	355,634
Income tax expense (benefit)	__ 830,822	(389,661)
Net income	$ 2,624,812	$ 745,295

Management determined that the effect of this change in methodology did not significantly change the allowance for credit losses for the years 1999 and 1998.

INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders

Denmark Bancshares, Inc. and Subsidiaries

Denmark, Wisconsin

We have audited the accompanying consolidated statements of financial condition of Denmark Bancshares, Inc. and subsidiaries as of December 31, 2000, 1999 and 1998, and the related consolidated statements of income, changes in stockholders equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Denmark Bancshares, Inc. and subsidiaries as of December 31, 2000, 1999, and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Williams Young, LLC

Madison, Wisconsin

February 8, 2001

(except for Note 16, as to which

the date is December 20, 2001)

SELECTED FINANCIAL INFORMATION

The following table sets forth certain unaudited results of operations for the periods indicated:
(In thousands except per share data)	For the Quarter Ended
1999	March 31	June 30	September 30	December 31
Interest income	$5,455	$5,497	$5,525	$5,842
Interest expense	2,678	2,769	2,963	3,189
Provision for credit losses	78	78	78	78
Net income	862	814	742	799
Net income per share	15.70	14.79	13.48	14.54

2000
Interest income	$6,082	$6,321	$6,671	$6,785
Interest expense	3,403	3,699	4,216	4,186
Provision for credit losses	83	82	82	3,316
Net income (loss)	729	664	549	(1,197)
Net income (loss) per share	13.26	12.10	10.01	(21.79)

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) 1. and 2. Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are included in Part II, Item 8 hereof nad are incorporated herein by reference:

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

INDEX TO EXHIBITS

DENMARK BANCSHARES, INC.

FORM 10-K/A

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation [Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-1 (No. 33-46600), as amended]

3.2	Restated Bylaws [Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (No. 33-46600), as amended]

11.1	Statement Re Computation of Per Share Earnings

13.1	Annual Report to Shareholders for the Fiscal Year Ended December 31, 2000 [Incorporated by reference to Exhibit 13.1 to the Companys December 31, 2001 Form 10-K]

21.1	List of Subsidiaries

23.1	Consent of Williams Young, LLC
44

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENMARK BANCSHARES, INC.

By: /s/Darrell R. Lemmens Darrell R. Lemmens,

Chairman of the Board,

President and a Director

Date: January 2, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Darrell R. Lemmens	By:	/s/ Dennis J. Heim
	Darrell R. Lemmens, Principal Executive Officer, Chairman of the Board, President and Director		Dennis J. Heim, Vice President, Treasurer, Principal Financial and Accounting Officer
By:	/s/ Terese M. Deprey	By:	/s/ Mark E. Looker
	Terese M. Deprey, Secretary and Director		Mark E. Looker, Vice President and Director
By:	/s/ B. E. Mleziva, DVM	By:	/s/ Edward Q. Opichka, DDS
	B. E. Mleziva, DVM Director		Edward Q. Opichka, DDS Director
By:	/s/ C. J. Stodola	By:	/s/ Norman F. Tauber
	C. J. Stodola, Director		Norman F. Tauber, Director
By:	/s/ Thomas F. Wall
	Thomas F. Wall, Director		Date: January 2, 2002