Form 10-Q/A
period 2001-03-31
DENMARK BANCSHARES INC
filed 2002-01-11
CIK 885531

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

(920) 863-2161

(Registrants telephone number, including area code)

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

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report On Form 10-Q/A

For The Quarter Ended March 31, 2001

		Page No.

PART I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Financial Condition		3

Consolidated Statements of Income		4

Consolidated Statements of Cash Flows		5

Notes to Consolidated Financial Statements		6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations		8

Item 3. Quantitative and Qualitative Disclosures About Market Risk		10

SIGNATURES		11

EXPLANATORY NOTE

The Companys largest subsidiary, Denmark State Bank, has restated its Consolidated Report of Condition and Income as of March 31, 2001 ("Call Report"), as filed with the Federal Deposit Insurance Corporation ("FDIC") and the State of Wisconsin Department of Financial Institutions, Division of Banking. This amended 10-Q reflects the changes made to the Banks Call Report as of March 31, 2001. The changes relate primarily to the Banks Allowance for Loan and Lease Losses ("ALLL").

The Company is simultaneously submitting the following amended filings:

December 31, 2000 Form 10-K/A

June 30, 2001 Form 10-Q/A

September 30, 2001 Form 10-Q/A

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition
	March 31,	December 31,
	2001	2000
	(Unaudited)
Assets
Cash and due from banks	$8,300,944	$7,393,322
Federal funds sold	19,017,000	5,328,000
Investment Securities
Available-for-sale, at fair value	5,079,406	16,468,716
Held-to-maturity, at cost	28,421,981	26,577,783
Total Investment Securities	$33,501,387	$43,046,499
Loans
Real Estate	184,505,735	186,033,601
Commercial	74,265,738	74,718,518
Installment	19,420,485	19,270,194
Other	943,117	955,167
Total Loans	$279,135,075	$280,977,480
Allowance for credit losses	(6,597,338)	(6,571,561)
Net Loans	$272,537,737	$274,405,919
Premises and equipment, net	4,529,343	4,624,475
Accrued interest receivable	2,147,026	1,984,859
Other assets	8,758,071	8,516,313
TOTAL ASSETS	$348,791,508	$345,299,387

Liabilities
Deposits
Noninterest-bearing	$27,424,858	$33,635,248
Interest-bearing	216,666,515	211,986,055
Total Deposits	$244,091,373	$245,621,303

Short-term borrowings	37,412,078	43,015,255
Accrued interest payable	1,773,223	1,878,957
Other liabilities	1,181,182	819,172
Long-term debt	32,091,161	22,092,487
Total Liabilities	$316,549,017	$313,427,174
Stockholders' Equity
Common stock, no par value,	$10,336,295	$10,336,295
authorized 320,000 shares;
issued 54,823 and 54,784 outstanding respectively
Treasury stock	(415,233)	(465,032)
Paid in capital	112,227	112,374
Retained earnings	22,203,752	21,967,386
Accumulated other comprehensive income
Unrealized (losses) gains on securities	5,450	(78,810)
Total Stockholders' Equity	$32,242,491	$31,872,213
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$348,791,508	$345,299,387

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

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)
	For the Quarter Ended
	March 31,
	2001	2000
Cash Flows from Operating Activities:
Net income	$825,713	$728,571
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	125,177	112,877
Provision for credit losses	111,000	82,500
Amortization of intangibles	52,834	52,834
(Gain) loss on sale of assets	(6,384)	1,193
Amortization of bond premium	3,165	1,449
Accretion of bond discount	(77,361)	(105,622)
Mortgage loans originated for sale	(3,639,980)	(151,906)
Proceeds from sale of mortgage loans	3,273,263	151,906
Increase in interest receivable	(162,167)	(218,407)
Increase (decrease) in interest payable	(105,734)	98,036
Other, net	386,704	343,507
Net Cash Provided by Operating Activities	$786,230	$1,096,938
Cash Flows from Investing Activities:
Maturities of held-to-maturity securities	$1,693,156	$265,000
Maturities and sales of available-for-sale securities	12,730,755	341,534
Purchase of held-to-maturity securities	(3,460,844)	(570,000)
Purchase of available-for-sale securities	(1,199,538)	(63,598)
Purchases of Federal Home Loan Bank stock	(55,600)	(215,000)
Federal funds sold, net	(13,689,000)	392,000
Proceeds from sale of foreclosed assets	0	148,807
Net increase in loans made to customers	1,778,898	(7,410,575)
Capital expenditures	(30,045)	(509,622)
Net Cash Used by Investing Activities	($2,232,218)	($7,621,454)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	($1,529,931)	($547,595)
Purchase of treasury stock	(84,328)	(25,830)
Sale of treasury stock	133,980	132,160
Dividends paid	(561,608)	(495,045)
Securities sold under repurchase agreements, net	(477,797)	655,000
Debt proceeds	18,047,620	9,918,147
Debt repayments	(13,174,326)	(5,981,225)
Net Cash Provided by Financing Activities	$2,353,610	$3,655,612
Net (decrease) increase in cash and cash equivalents	$907,622	($2,868,904)
Cash and cash equivalents, beginning	7,393,322	9,503,948
CASH AND CASH EQUIVALENTS, ENDING	$8,300,944	$6,635,044
Noncash Investing Activities:
Loans transferred to foreclosed properties	$345,000	$1,230,807

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

6

Denmark Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and estimated fair values of securities at March 31, 2001, by maturity were as follows:A93

	Securities Available-for-Sale		Securities Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Amounts Maturing	Cost	Value	Cost	Value
Within one year	$0	$0	$2,398,453	$2,437,957
From one through five years	3,254,882	3,263,168	2,815,610	2,960,044
From five through ten years	475,434	475,629	7,530,347	7,958,353
After ten years	125,963	126,473	15,677,571	16,415,884
Other securities (no stated maturity)	1,214,136	1,214,136	0	0
	$5,070,415	$5,079,406	$28,421,981	$29,772,238

NOTE 3 - ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses were as follows:
			For the Year
	For the Three Months Ended		Ended
	March 31,		December 31,
	2001	2000	2000
Balance, beginning of period	$6,571,561	$3,282,812	$3,282,812
Provision charged to operations	111,000	82,500	3,563,535
Recoveries	18,589	4,189	28,549
Charge-offs	(103,812)	(43,201)	(303,335)
Balance, end of period	$6,597,338	$3,326,300	$6,571,561

	7

Denmark Bancshares, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Unaudited)

Financial Highlights

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
(In thousands)	2001	2000	2000	2000	2000

Operating Results
Interest income	$6,920	$6,785	$6,671	$6,320	$6,082
Interest expense	4,008	4,186	4,216	3,699	3,402
Net interest income	2,912	2,599	2,455	2,621	2,680
Provision for credit losses	111	3,316	83	82	83
Noninterest income	282	256	250	292	222
Noninterest expense	1,968	1,737	1,933	1,946	1,840
Net income	826	(1,197)	549	664	729

Per Share Data
Net income per share	$15.07	($21.79)	$10.01	$12.10	$13.26

(In thousands)

Financial Condition (1)
Loans	$279,135	$280,977	$274,808	$270,777	$262,766
Allowance for credit losses	6,597	6,572	3,391	3,359	3,326
Investment securities	33,501	43,046	42,679	42,479	42,330
Assets	348,792	345,299	348,151	340,733	326,154
Deposits	244,091	245,621	241,551	224,022	211,386
Other borrowed funds	69,503	65,108	70,430	81,095	79,798
Stockholders' equity	32,242	31,872	32,979	32,977	32,464

Financial Ratios
Return on average equity	10.20%	-14.29%	6.60%	8.08%	8.95%
Return on average assets	0.95%	-1.40%	0.64%	0.80%	0.92%
Interest rate spread	2.68%	2.30%	2.13%	2.56%	2.81%
Average equity to average assets	9.32%	9.83%	9.65%	9.95%	10.24%
Allowance for credit losses
to total loans (1)	2.36%	2.34%	1.23%	1.24%	1.27%

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

Return on average assets in the first quarter of 2001 was .95%, compared to .92% for the corresponding period in 2000. Return on average equity in the first quarter of 2001 was 10.2%, compared to 9.0% for the corresponding period in the prior year.

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

The allowance for credit losses increased by $25,777 during the quarter ended March 31, 2001. The allowance equals 2.36% of total loans at March 31, 2001, compared to 2.34% at December 31, 2000. Nonaccrual loans totaled $8,331,073 at March 31, 2001, an increase of $185,554 over December 31, 2000. The Companys ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 5.0% at March 31, 2001 compared to 4.0% at December 31, 2000. Loans 30 days past due but still accruing totaled $5.7 million at March 31, 2001, an increase of $2.6 million compared to year-end. The increase in past due loans is concentrated in commercial and agriculture loans. As of March 31, 2001, management has identified $15.5 million of potential problem loans. Potential problem loans are loans that are performing but have a greater risk of nonperformance.

Demand deposits decreased $6,210,390 or 18.5% during the first quarter of 2001. Management attributes the decrease in demand deposits to a normal seasonal fluctuation. Interest bearing deposits increased by $4,680,460 between December 31, 2000, and March 31, 2001.

Stockholders' equity increased by $370,278 to $32,242,491 as of March 31, 2001. As of March 31, 2001, the Company's leverage ratio was 9.2%, the risk-based core capital ratio was 12.2% and the risk-based total capital ratio was 13.5%. The Company and the Bank continue to maintain capital levels well above the regulatory minimum levels.

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

DENMARK BANCSHARES, INC. s/s Darrell R. Lemmens
Date: January 2, 2002	Darrell R. Lemmens,
Principal Executive Officer,
Chairman of the Board,
and President s/s Dennis J. Heim
Date: January 2, 2002	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer