Form 10-Q/A
period 2001-06-30
DENMARK BANCSHARES INC
filed 2002-01-11
CIK 885531

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

EXPLANATORY NOTE

The Companys largest subsidiary, Denmark State Bank, has restated its Consolidated Report of Condition and Income as of June 30, 2001 ("Call Report"), as filed with the Federal Deposit Insurance Corporation ("FDIC") and the State of Wisconsin Department of Financial Institutions, Division of Banking. This amended 10-Q reflects the changes made to the Banks Call Report as of June 30, 2001. The changes relate primarily to the Banks Allowance for Loan and Lease Losses ("ALLL").

The Company is simultaneously submitting the following amended filings:

December 31, 2000 Form 10-K/A

March 31, 2001 Form 10-Q/A

September 30, 2001 Form 10-Q/A
Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
	June 30,	December 31,
	2001	2000
	(Unaudited)
Assets
Cash and due from banks	$8,350,434	$7,393,322
Federal funds sold	9,704,000	5,328,000
Investment Securities
Available-for-sale, at fair value	3,791,906	16,468,716
Held-to-maturity, at cost	35,006,836	26,577,783
Total Investment Securities	$38,798,742	$43,046,499
Loans
Real Estate	180,907,785	186,033,601
Commercial	74,383,974	74,718,518
Installment	19,388,017	19,270,194
Other	947,251	955,167
Total Loans	$275,627,027	$280,977,480
Allowance for credit losses	(6,646,335)	(6,571,561)
Net Loans	$268,980,692	$274,405,919
Premises and equipment, net	4,626,350	4,624,475
Accrued interest receivable	2,061,263	1,984,859
Other assets	8,368,838	8,516,313
TOTAL ASSETS	$340,890,319	$345,299,387

Liabilities
Deposits
Noninterest-bearing	$27,569,950	$33,635,248
Interest-bearing	219,131,305	211,986,055
Total Deposits	$246,701,255	$245,621,303

Short-term borrowings	24,296,889	43,015,255
Accrued interest payable	1,581,203	1,878,957
Other liabilities	1,231,488	819,172
Long-term debt	34,089,808	22,092,487
Total Liabilities	$307,900,643	$313,427,174
Stockholders' Equity
Common stock, no par value,	$10,336,295	$10,336,295
authorized 320,000 shares;
issued 54,759 and 54,784 outstanding respectively
Treasury stock	(499,289)	(465,032)
Paid in capital	112,227	112,374
Retained earnings	23,034,101	21,967,386
Accumulated other comprehensive income
Unrealized (losses) gains on securities	6,342	(78,810)
Total Stockholders' Equity	$32,989,676	$31,872,213
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$340,890,319	$345,299,387

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

6

Denmark Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and estimated fair values of securities at June 30, 2001, by maturity were as follows:

	Securities Available-for-Sale		Securities Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Amounts Maturing	Cost	Value	Cost	Value
Within one year	$0	$0	$1,567,722	$1,586,097
From one through five years	2,998,037	3,008,863	3,817,822	3,998,507
From five through ten years	619,186	616,814	7,734,160	8,291,269
After ten years	124,912	126,923	21,887,132	22,289,258
Other securities (no stated maturity)	39,306	39,306	0	0
	$3,781,441	$3,791,906	$35,006,836	$36,165,131

NOTE 3 - ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses were as follows:
			For the Year
	For the Six Months Ended		Ended
	June 30,		December 31,
	2001	2000	2000
Balance, beginning of period	$6,571,561	$3,282,812	$3,282,812
Provision charged to operations	285,500	165,000	3,563,535
Recoveries	23,288	7,418	28,549
Charge-offs	(234,014)	(96,051)	(303,335)
Balance, end of period	$6,646,335	$3,359,179	$6,571,561

	7

Denmark Bancshares, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Unaudited)

Financial Highlights

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
(In thousands)	2001	2001	2000	2000	2000

Operating Results
Interest income	$6,636	$6,920	$6,785	$6,671	$6,320
Interest expense	3,626	4,008	4,186	4,216	3,699
Net interest income	3,010	2,912	2,599	2,455	2,621
Provision for credit losses	175	111	3,316	83	82
Noninterest income	278	282	256	250	292
Noninterest expense	2,011	1,968	1,737	1,933	1,946
Net income	830	826	(1,197)	549	664

Per Share Data
Net income per share	$15.14	$15.07	($21.79)	$10.01	$12.10

(In thousands)

Financial Condition (1)
Loans	$275,627	$279,135	$280,977	$274,808	$270,777
Allowance for credit losses	6,646	6,597	6,572	3,391	3,359
Investment securities	38,799	33,501	43,046	42,679	42,479
Assets	340,890	348,792	345,299	348,151	340,733
Deposits	246,701	244,091	245,621	241,551	224,022
Other borrowed funds	58,387	69,503	65,108	70,430	81,095
Stockholders' equity	32,990	32,242	31,872	32,979	32,977

Financial Ratios
Return on average equity	10.13%	10.20%	-14.29%	6.60%	8.08%
Return on average assets	0.96%	0.95%	-1.40%	0.64%	0.80%
Interest rate spread	2.94%	2.68%	2.30%	2.13%	2.56%
Average equity to average assets	9.52%	9.32%	9.83%	9.65%	9.95%
Allowance for credit losses
to total loans (1)	2.41%	2.36%	2.34%	1.23%	1.24%

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

Return on average assets was .96% during the second quarter compared to .80% for the corresponding period in 2000. Return on average equity in the second quarter of 2001 was 10.1%, compared to 8.1% for the corresponding period in the prior year.

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

The allowance for credit losses increased by $74,774 during the six-month period ended June 30, 2001. The allowance equals 2.41% of total loans at June 30, 2001, compared to 2.34% at December 31, 2000. Nonaccrual loans totaled $8,835,614 at June 30, 2001, an increase of $690,095 over December 31, 2000. In late July, a commercial borrower deeded commercial real estate property to the bank in lieu of foreclosure by the Bank. The borrower also surrendered personal property consisting mainly of used automobiles to the bank. Loans to this borrower were approximately $2.6 million and are included in the nonaccrual loan total. Subsequently a $1.3 million charge-off was taken on these loans. The Company's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 4.5% at June 30, 2001, compared to 4.0% at December 31, 2000. As of June 30, 2001, management has identified $14.1 million of potential problem loans. Potential problem loans are loans that are performing but have a greater risk of nonperformance.

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

Stockholders' equity increased by $1,117,463 to $32,989,676 as of June 30, 2001. As of June 30, 2001, the Company's leverage ratio was 9.0%, the risk-based core capital ratio was 12.3% and the risk-based total capital ratio was 13.6%. The Company and the Bank continue to maintain capital levels well above the regulatory minimum levels.

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