Form 10-Q/A
period 2001-09-30
DENMARK BANCSHARES INC
filed 2002-01-11
CIK 885531

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

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report On Form 10-Q/A

For The Quarter Ended September 30, 2001

EXPLANATORY NOTE

The Companys largest subsidiary, Denmark State Bank, has restated its Consolidated Report of Condition and Income as of September 30, 2001 ("Call Report"), as filed with the Federal Deposit Insurance Corporation ("FDIC") and the State of Wisconsin Department of Financial Institutions, Division of Banking. This amended 10-Q reflects the changes made to the Banks Call Report as of September 30, 2001. The changes relate primarily to the Banks Allowance for Loan and Lease Losses ("ALLL") and provision for credit losses, with a corresponding effect on income.

The Company is simultaneously submitting the following amended filings:

December 31, 2000 Form 10-K/A

March 31, 2001 Form 10-Q/A

June 30, 2001 Form 10-Q/A

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
	September 30,	December 31,
	2001	2000
	(Unaudited)
Assets
Cash and due from banks	$8,134,832	$7,393,322
Federal funds sold	12,362,000	5,328,000
Investment Securities
Available-for-sale, at fair value	2,457,243	16,468,716
Held-to-maturity, at cost	35,396,103	26,577,783
Total Investment Securities	$37,853,346	$43,046,499
Loans
Real Estate	181,580,049	186,033,601
Commercial	72,914,186	74,718,518
Installment	18,769,613	19,270,194
Other	993,947	955,167
Total Loans	$274,257,795	$280,977,480
Allowance for credit losses	(5,497,589)	(6,571,561)
Net Loans	$268,760,206	$274,405,919
Premises and equipment, net	4,520,183	4,624,475
Accrued interest receivable	2,309,261	1,984,859
Other assets	10,013,717	8,516,313
TOTAL ASSETS	$343,953,545	$345,299,387

Liabilities
Deposits
Noninterest-bearing	$28,313,960	$33,635,248
Interest-bearing	221,957,126	211,986,055
Total Deposits	$250,271,086	$245,621,303

Short-term borrowings	24,747,715	43,015,255
Accrued interest payable	1,347,149	1,878,957
Other liabilities	1,331,366	819,172
Long-term debt	34,088,427	22,092,487
Total Liabilities	$311,785,743	$313,427,174
Stockholders' Equity
Common stock, no par value,	$10,336,295	$10,336,295
authorized 320,000 shares;
issued 54,759 and 54,784 outstanding respectively
Treasury stock	(653,197)	(465,032)
Paid in capital	112,227	112,374
Retained earnings	22,355,534	21,967,386
Accumulated other comprehensive income
Unrealized (losses) gains on securities	16,943	(78,810)
Total Stockholders' Equity	$32,167,802	$31,872,213
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$343,953,545	$345,299,387

The accompanying notes are an integral part of these financial statements.

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000
Interest Income
Loans including fees	$5,818,289	$5,756,360	$17,692,244	$16,598,980
Investment securities:
Taxable	46,881	251,306	340,594	769,768
Exempt from federal tax	489,139	396,458	1,338,186	1,175,699
Interest on federal funds sold	94,949	211,793	406,592	289,382
Other interest income	48,781	55,158	276,074	239,857
	$6,498,039	$6,671,075	$20,053,690	$19,073,686
Interest Expense
Deposits	$2,512,211	$2,944,580	$8,290,511	$7,681,757
Short-term borrowings	273,521	840,453	1,311,881	2,571,522
Long-term debt	392,455	431,344	1,209,983	1,064,557
	$3,178,187	$4,216,377	$10,812,375	$11,317,836
Net interest income	$3,319,852	$2,454,698	$9,241,315	$7,755,850
Provision for Credit Losses	1,811,000	82,500	2,096,500	247,500
Net interest income after
provision for credit losses	$1,508,852	$2,372,198	$7,144,815	$7,508,350
Other Income
Service fees and commissions	$202,964	$190,047	$621,418	$567,285
Investment security gains	0	0	6,384	0
Other	65,708	60,145	200,940	196,695
	$268,672	$250,192	$828,742	$763,980
Other Expense
Salaries and employee benefits	$1,294,986	$1,201,078	$3,825,480	$3,556,790
Occupancy expenses	390,159	200,319	842,694	592,570
Data processing expenses	119,214	136,936	373,087	427,830
Amortization of intangibles	52,835	52,835	158,503	158,503
Other operating expenses	337,361	341,805	973,930	983,235
	$2,194,555	$1,932,973	$6,173,694	$5,718,928
Income before income taxes	($417,031)	$689,417	$1,799,863	$2,553,402
Income tax expense	(339,548)	140,156	221,939	611,111
NET INCOME	($77,483)	$549,261	$1,577,924	$1,942,291

Per Share
Net income	($1.42)	$10.01	$28.82	$35.38
Dividends declared	$11.00	$10.25	$21.75	$20.00
Weighted average shares outstanding	54,674	54,852	54,751	54,902

The accompanying notes are an integral part of these financial statements.

4
Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2001	2000
Cash Flows from Operating Activities:
Net income	$1,577,924	$1,942,291
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	383,697	326,932
Provision for credit losses	2,096,500	247,500
Amortization of intangibles	158,503	158,503
(Gain) loss on sale of assets	10,097	(14,674)
Amortization of bond premium	11,716	11,599
Accretion of bond discount	(203,884)	(315,954)
Mortgage loans originated for sale	(15,126,653)	(1,007,483)
Proceeds from sale of mortgage loans	14,618,383	928,001
Increase in interest receivable	(324,402)	(497,328)
(Decrease) increase in interest payable	(531,807)	519,685
Other, net	139,703	512,946
Net Cash Provided by Operating Activities	$2,809,777	$2,812,018
Cash Flows from Investing Activities:
Maturities of held-to-maturity securities	$3,771,157	$699,148
Maturities and sales of available-for-sale securities	14,237,802	1,246,106
Purchase of held-to-maturity securities	(12,390,860)	(1,789,313)
Purchase of available-for-sale securities	(69,602)	(400,142)
Purchases of Federal Home Loan Bank stock	(150,800)	(90,400)
Federal funds sold, net	(7,034,000)	(9,870,000)
Proceeds from sale of foreclosed assets	392,387	1,245,481
Net decrease (increase) in loans made to customers	2,415,483	(19,592,519)
Capital expenditures	(279,405)	(939,859)
Net Cash Provided (Used) by Investing Activities	$892,162	($29,491,498)
Cash Flows from Financing Activities:
Net increase in deposits	$4,649,782	$29,617,597
Purchase of treasury stock	(322,292)	(253,162)
Sale of treasury stock	133,980	132,160
Dividends paid	(1,150,299)	(1,030,223)
Securities sold under repurchase agreements, net	(477,797)	470,074
Debt proceeds	37,918,257	12,166,940
Debt repayments	(43,712,060)	(17,413,749)
Net Cash (Used) Provided by Financing Activities	($2,960,429)	$23,689,637
Net increase (decrease) in cash and cash equivalents	$741,510	($2,989,843)
Cash and cash equivalents, beginning	7,393,322	9,503,948
CASH AND CASH EQUIVALENTS, ENDING	$8,134,832	$6,514,105
Noncash Investing Activities:
Loans transferred to foreclosed properties	$1,641,999	$1,350,256

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

Denmark Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and estimated fair values of securities at September 30, 2001, by maturity were as follows:

	Securities Available-for-Sale		Securities Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Amounts Maturing	Cost	Value	Cost	Value
Within one year	$0	$0	$355,906	$362,216
From one through five years	1,736,039	1,757,727	4,033,606	4,229,890
From five through ten years	609,059	615,318	7,684,262	8,350,876
After ten years	0	0	23,322,329	24,207,927
Other securities (no stated maturity)	84,198	84,198	0	0
	$2,429,296	$2,457,243	$35,396,103	$37,150,909

NOTE 3 - ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses were as follows:
			For the Year
	For the Nine Months Ended		Ended
	September 30,		December 31,
	2001	2000	2000
Balance, beginning of period	$6,571,561	$3,282,812	$3,282,812
Provision charged to operations	2,096,500	247,500	3,563,535
Recoveries	36,359	25,596	28,549
Charge-offs	(3,206,831)	(164,547)	(303,335)
Balance, end of period	$5,497,589	$3,391,361	$6,571,561

Denmark Bancshares, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Unaudited)

Financial Highlights

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
(In thousands)	2001	2001	2001	2000	2000

Operating Results
Interest income	$6,498	$6,636	$6,920	$6,785	$6,671
Interest expense	3,178	3,626	4,008	4,186	4,216
Net interest income	3,320	3,010	2,912	2,599	2,455
Provision for credit losses	1,811	175	111	3,316	83
Noninterest income	269	278	282	256	250
Noninterest expense	2,195	2,011	1,968	1,737	1,933
Net income	(77)	830	826	(1,197)	549

Per Share Data
Net income per share	($1.42)	$15.14	$15.07	($21.79)	$10.01

(In thousands)

Financial Condition (1)
Loans	$274,258	$275,627	$279,135	$280,977	$274,808
Allowance for credit losses	5,498	6,646	6,597	6,572	3,391
Investment securities	37,853	38,799	33,501	43,046	42,679
Assets	343,954	340,890	348,792	345,299	348,151
Deposits	250,271	246,701	244,091	245,621	241,551
Other borrowed funds	58,836	58,387	69,503	65,108	70,430
Stockholders' equity	32,168	32,990	32,242	31,872	32,979

Financial Ratios
Return on average equity	-0.93%	10.13%	10.20%	-14.29%	6.60%
Return on average assets	-0.09%	0.96%	0.95%	-1.40%	0.64%
Interest rate spread	3.39%	2.94%	2.68%	2.30%	2.13%
Average equity to average assets	9.72%	9.52%	9.32%	9.83%	9.65%
Allowance for credit losses
to total loans (1)	2.00%	2.41%	2.36%	2.34%	1.23%

(1) As of the period ending.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net loss for the quarter ended September 30, 2001, was $77,483 or $1.42 per share, a decrease of $626,744, compared to net income of $549,261, or $10.01 per share, for the corresponding period in 2000. This decrease was primarily the result of a substantial increase in the provision for loan losses, which more than offset higher net interest income and increased noninterest income. In addition, higher noninterest expenses negatively impacted the results.

Net interest income for the quarter ended September 30, 2001, was $3,319,852, an increase of $865,154 or 35% compared to the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

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

In the third quarter of 2001 the Company's provision for credit losses was $1,811,000 compared to $82,500 for the third quarter of 2000. The substantial increase to the provision was necessary because net charge-offs were $2,959,745 in the third quarter of 2001 compared to net charge-offs of $50,318 during the corresponding period in the prior year. Also, in determining the provision for the third quarter of 2001, the Company changed its methodology for determining the allowance for loan losses consistent with guidelines published by the FDIC. The Company also increased the risk factor percentages applied to certain categories of loans used to determine allowance for loan losses. During the third quarter, a commercial borrower deeded commercial real estate property to the bank in lieu of foreclosure by the Bank. The borrower also surrendered personal property consisting mainly of used automobiles and automobile parts to the bank. Loans to this borrower were approximately $2.6 million. The value of the property surrendered totaled $1.3 million, which resulted in a charge-off of $1.3 million. A review of the loan portfolio identified additional loan loss exposure on ten commercial loans and resulted in additional charge-offs of $1.6 million. Of this amount, $828,000 of charge-offs were related to three borrowers that were primarily in the used automobile business.

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

Noninterest expense increased by $261,582 or 14% during the three months ended September 30, 2001, compared to the corresponding period in 2000. Salaries and benefits expense increased $93,908 or 8% over the corresponding period in 2000. This increase is attributed to higher salaries and wages, which increased by $59,893 as a result of regular salary increases and higher group health insurance expenses, which increased by $29,760 or 18%. Occupancy expenses increased by $39,689 primarily as a result of higher depreciation expense, which increased by $17,634. Other operating expenses increased by $145,707 primarily as a result of expenditures totaling $146,693 to repair properties held as other real estate. 9

Financial Condition

Total assets decreased by $1,345,842 between December 31, 2000, and September 30, 2001. Federal funds sold increased by $7.0 million during the nine months ended September 30, 2001. The investment securities portfolio decreased by $5.2 million during the first nine months of 2001. During the first nine months, $12.8 million of U.S. Government agency securities were called. The funds were used to increase the tax-exempt portfolio, which increased by $8.8 million and to increase federal funds sold. Total loans decreased by $6.7 million during the first nine months. The Bank sold $14.6 million of fixed rate mortgages to the secondary mortgage market. Included in other assets are real estate properties valued at $1.4 million held as other real estate. Total deposits increased by $4.6 million and other borrowed funds decreased by $6.3 million.

The allowance for credit losses decreased by $1,073,972 during the nine-month period ended September 30, 2001. This reflects aggregate net-charge-offs of $3,170,472 partially offset by an additional provision of $2,096,500. The allowance equals 2.00% of total loans at September 30, 2001, compared to 2.34% at December 31, 2000. Nonaccrual loans totaled $5,851,772 at September 30, 2001, a decrease of $2,293,747 compared to December 31, 2000. The decrease in nonaccrual loans is attributed to charge-offs and the transfer of nonaccrual loans to other real estate. The Company's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.5% at September 30, 2001, compared to 4.0% at December 31, 2000. These changes were significantly impacted by the charge-offs. As of September 30, 2001, management has identified $12.5 million of potential problem loans. Potential problem loans are loans that are performing but have a greater risk of nonperformance.

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

Stockholders' equity increased by $295,589 to $32,167,802 as of September 30, 2001. As of September 30, 2001, the Company's leverage ratio was 8.8%, the risk-based core capital ratio was 12.1% and the risk-based total capital ratio was 13.4%. The Company and the Bank continue to maintain capital levels well above the regulatory minimum levels.

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

11

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

