Form 10-K405
period 2001-12-31
DENMARK BANCSHARES INC
filed 2002-03-28
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2002, was $58,759,665 (45,165 shares at $1,301 per share).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 1, 2002, there were 54,548 shares of the registrant's Common Stock (no par value) issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Documents	Part of Form 10-K into Which Portions of Documents are Incorporated
Annual Report to Shareholders for the fiscal year ended December 31, 2001	Parts I, II and IV
Proxy Statement for Annual Meeting of Shareholders on April 23, 2002	Part III

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

No significant portion of the loan portfolio of the Bank is concentrated in one individual or group of individuals, and management believes that the portfolio's industry weighting is prudent. Seasonal factors do not materially affect the size or quality of the loan portfolio of the Bank. Set forth below is a schedule of the concentration of the Company's loans, including loans of the Bank and DACC, at December 31, 2001:

Amounts in Thousands
Agriculture Related	$58,165
Commercial	36,264
Real Estate - Construction	11,152
Real Estate - Mortgage	143,122
Installment Loans to Individuals	18,231
Other	1,094
Total Loans	$268,028

Denmark Agricultural Credit Corporation

DACC commenced business in 1986 to provide a source of funds for farm loans and to provide a source of liquidity for the Bank. As of the close of the fiscal year, DACC had lines of working capital credit in the aggregate amount of $37,000,000, including $30,000,000 from the AgriBank, FCB and $7,000,000 from a private lending institution. DACC originates loans and purchases loans exclusively from the Bank. As of December 31, 2001, DACC held agricultural loans totaling $29,327,106. In 2001 the net income of DACC was equal to 26.1% of the consolidated net income of the Company.

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

Employees of the Company

At December 31, 2001, the Bank had 85 full-time equivalent employees; McDonald has five full-time employees. The Company considers its relationship with its employees to be excellent.

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

On March 13, 2002, The Bank entered into a Memorandum of Understanding ("MOU") with the FDIC and with the Division. The significant terms of the MOU include submitting a written plan to reduce nonaccrual and other problem loans, revising the Banks lending policy, implementing a more comprehensive loan grading, review and reporting system, regularly rotating the members of the Loan Committee and maintaining a minimum Tier 1 capital ratio of 8.0% of total assets, Tier 1 capital above 9.0% of risk-weighted assets and total capital (the sum of Tier 1 capital plus Tier 2 capital) above 10.5% of risk-weighted assets. Management is taking actions to comply with all of the provisions of the MOU. The MOU is in effect until terminated by the FDIC.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

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

ITEM 7A. quantitative and qualitative disclosures about market risk

The information contained under the subheading "Quantitative and Qualitative Disclosures About Market Risk" in the Management's Discussion and Analysis section of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, including the notes thereto and the independent auditors' report, required by this item are contained in the sections captioned "Consolidated Financial Statements" and "Notes to the Consolidated Financial Statements" in the 2001 Annual Report and are incorporated herein by reference. The supplementary data required by this item is contained in the section captioned "Selected Financial Information" under the heading "Quarterly Financial Information".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not, within the 24 months before the date of the most recent financial statements, changed its accountants, nor have there been any disagreements on accounting and financial disclosures.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the section captioned "Proposal I-Election of Directors" in the Company's proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Certain information with respect to the Company's other executive officers is set forth below:

NAME	AGE	POSITION
Dennis J. Heim	42

Mr. Heim has served as Vice President of the Company since 1995 and Treasurer since 1993. Mr. Heim has also served as Senior Vice President and Chief Financial Officer of the Bank since January 1999. Mr. Heim has held other positions with the Bank since 1983.

Roger L. Lemmens	52

Mr. Lemmens has served as a Vice President of the Bank since 1991 and prior thereto was an Assistant Vice President of the Bank since 1986. Mr. Lemmens has been a Branch Manager for the Bank since 1988. Mr. Lemmens has also served as a director of the Bank since February 1993. Roger L. Lemmens is the brother of Darrell R. Lemmens, Chairman of the Board and President of the Company.

John P. Olsen	51

Mr. Olsen has served as President of DACC since 1986, as Treasurer since 1996 and as a director of DACC since 1985. Mr. Olsen has served as a Senior Vice President and Chief Credit Officer of the Bank since January 1999. Mr. Olsen has held other positions with the Bank since 1985.

David H. Radue	53

Mr. Radue has served as a director, Vice President and Branch Manager of the Bank since 1986. Mr. Radue was a director of the Maribel Bank from 1984 until its consolidation with the Bank in 1986. Mr. Radue has also been a director of DACC since 1986.

Glenn J. Whipp	51	Mr. Whipp has served as a director of the Bank since 1983. Mr. Whipp has also been a Vice President and Branch Manager of the Bank since 1984.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Company's proxy statement, prepared for the 2002 Annual Meeting of Shareholders, which contains information concerning this item, under the captions "Committees, Meetings and Compensation of Directors", "Executive Compensation", "Board Compensation Committee Report on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the Company's proxy statement, prepared for the 2002 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Voting Securities and Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the Company's proxy statement, prepared for the 2002 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Certain Relationships and Related Transactions," is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) 1. and 2. Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are contained in the Annual Report to Shareholders and are incorporated herein by reference:

Consolidated Statements of Financial Condition as of December 31, 2001, 2000 and 1999

Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Independent Auditors' Report

Selected Financial Information

(a) 3. The "Index to Exhibits" is shown below.

(b) The Company filed no reports on Form 8-K during the fourth quarter of 2001.

INDEX TO EXHIBITS

DENMARK BANCSHARES, INC.

FORM 10-K

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation [Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-1 (No. 33-46600), as amended]

3.2	Restated Bylaws [Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (No. 33-46600), as amended]

11.1	Statement Re Computation of Per Share Earnings

13.1	Annual Report to Shareholders for the Fiscal Year Ended December 31, 2001

21.1	List of Subsidiaries

23.1	Consent of Williams Young, LLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENMARK BANCSHARES, INC.

By: /s/Darrell R. Lemmens Darrell R. Lemmens,

Chairman of the Board,

President and a Director

Date: March 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Darrell R. Lemmens	By:	/s/ Dennis J. Heim
	Darrell R. Lemmens, Principal Executive Officer, Chairman of the Board, President and Director		Dennis J. Heim, Vice President, Treasurer, Principal Financial and Accounting Officer
By:	/s/ Terese M. Deprey	By:	/s/ Mark E. Looker
	Terese M. Deprey, Secretary and Director		Mark E. Looker, Vice President and Director
By:	/s/ B. E. Mleziva, DVM	By:	/s/ Edward Q. Opichka, DDS
	B. E. Mleziva, DVM Director		Edward Q. Opichka, DDS Director
By:	/s/ C. J. Stodola	By:	/s/ Norman F. Tauber
	C. J. Stodola, Director		Norman F. Tauber, Director
By:	/s/ Thomas F. Wall
	Thomas F. Wall, Director		Date: March 26, 2002