Form 10-Q
period 2002-03-31
DENMARK BANCSHARES INC
filed 2002-05-02
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 16, 2002, there were 54,326 shares of the registrant's Common Stock (no par value) issued and outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report On Form 10-Q

For The Quarter Ended March 31, 2002

Consolidated Statements of Financial Condition

	March 31, 2002 (Unaudited)	December 31, 2001
Assets		
Cash and due from banks	$8,298,151	$9,665,338
Federal funds sold	8,988,000	20,856,000
Investment Securities		
Available-for-sale, at fair value	11,159,608	1,797,492
Held-to-maturity, at cost	36,587,555	36,025,522
Total Investment Securities	$47,747,163	$37,823,014
Loans		
Real Estate	169,974,862	172,889,377
Commercial	75,535,200	73,129,150
Installment	17,873,434	17,994,972
Other	912,203	1,093,534
Total Loans	$264,295,699	$265,107,033
Allowance for credit losses	(5,449,696)	(5,524,293)
Net Loans	$258,846,003	$259,582,740
Loans held for sale	1,319,775	2,921,299
Premises and equipment, net	4,334,382	4,441,128
Accrued interest receivable	2,008,668	1,846,783
Other assets	8,825,727	9,237,511
TOTAL ASSETS	$340,367,869	$346,373,813
Liabilities		
Deposits		
Noninterest-bearing	$26,017,947	$30,187,195
Interest-bearing	219,982,700	222,500,477
Total Deposits	$246,000,647	$252,687,672
Short-term borrowings	24,299,712	24,261,252
Accrued interest payable	923,492	1,094,675
Other liabilities	1,259,586	871,833
Long-term debt	34,085,583	34,087,019
Total Liabilities	$306,569,020	$313,002,451
Stockholders' Equity		
Common stock, no par value, authorized 320,000 shares; issued 54,403 and 54,601 outstanding respectively	$10,336,295	$10,336,295
Treasury stock	(969,184)	(709,374)
Paid in capital	112,227	112,227
Retained earnings	24,315,027	23,623,187
Accumulated other comprehensive income		
Unrealized (losses) gains on securities	4,484	9,027
Total Stockholders' Equity	$33,798,849	$33,371,362
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$340,367,869	$346,373,813

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

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	March 31, 2002			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Mortgage-backed securities	$1,366,581	$9,149	($1,753)	$1,373,977
State and local governments	9,600,000	0	0	9,600,000
Money market funds	185,631	0	0	185,631
	$11,152,212	$9,149	($1,753)	$11,159,608

	December 31, 2001			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Mortgage-backed securities	$1,522,577	$14,890	$0	$1,537,467
Money market fund	260,025	0	0	260,025
	$1,782,602	$14,890	$0	$1,797,492

The amortized cost and estimated fair value of securities held-to-maturity were as follows:

	March 31, 2002			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$36,587,555	$1,030,565	($174,620)	$37,443,500
	$36,587,555	$1,030,565	($174,620)	$37,443,500

	December 31, 2001			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$36,025,522	$899,722	($284,527)	$36,640,717
	$36,025,522	$899,722	($284,527)	$36,640,717

6

Denmark Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The amortized cost and estimated fair values of securities at March 31, 2002, by maturity were as follows:

	Securities Available-for-Sale		Securities Held-to-Maturity	
Amounts Maturing	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$9,600,000	$9,600,000	$1,009,885	$1,057,609
From one through five years	1,312,742	1,320,206	3,199,242	3,344,464
From five through ten years	53,839	53,771	6,747,416	7,211,942
After ten years	0	0	25,631,012	25,829,485
Other securities (no stated maturity)	185,631	185,631	0	0
	$11,152,212	$11,159,608	$36,587,555	$37,443,500

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	For the Three Months Ended March 31,		For the Year Ended December 31,
	2002	2001	2001
Balance, beginning of period	$5,524,293	$6,571,561	$6,571,561
Provision charged to operations	211,000	111,000	2,132,500
Recoveries	36,511	18,589	47,752
Charge-offs	(322,108)	(103,812)	(3,227,520)
Balance, end of period	$5,449,696	$6,597,338	$5,524,293

NOTE 4 - REGULATORY MATTERS

On March 13, 2002, Denmark State Bank ("Bank"), the Companys primary subsidiary, entered into a Memorandum of Understanding ("MOU") with the FDIC and with the State of Wisconsin Department of Financial Institutions, Division of Banking. The MOU is an informal administrative action designed to guide the Bank in its corrective efforts. The MOU was requested by the FDIC following a regularly scheduled examination of the Bank as of September 30, 2001. The MOU requires that the Bank eliminate certain assets from its books, provide for an adequate allowance for loan and lease losses, and amend and refile the Banks Reports of Condition and Income as of December 31, 2000, and forward, to reflect adequate provisions and allowances for loan and lease losses. The Bank believes that it has complied with these requirements. In addition, the MOU requires that management of the Bank implement procedures for the timely recognition of losses, that the Banks Board of Directors determine an appropriate allowance for loan and lease losses on a quarterly basis to be documented and recorded in the minutes, and that the Bank address certain documentation and underwriting concerns. Other significant provisions of the MOU include requirements that the Bank within specific time frames submit written plans to the regulatory agencies to collect or otherwise reduce the balances of certain problem loans, revise the Banks lending policy and practices and submit the revised policy to the regulators for review and comment, implement a comprehensive loan grading and review and reporting system, regularly rotate members of the Loan Committee and improve the Loan Committee loan presentation process, adopt a policy for other real estate owned by the Bank, and report quarterly to the FDIC and the State respecting compliance with the MOU. The MOU also requires that the Bank correct deficiencies in certain loans, eliminate technical exceptions, and correct certain violations, in each case as identified in the examination. The MOU also requires that the Bank maintain the following minimum capital ratios as of June 30 and December 31 of each calendar year the MOU is in effect:

Management and the Board of Directors of the Bank are taking actions to comply with all of the provisions of the MOU. The MOU is in effect until terminated by the FDIC and the State.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights

(In thousands)	1st Qtr. 2002	4th Qtr. 2001	3rd Qtr. 2001	2nd Qtr. 2001	1st Qtr. 2001
Operating Results					
Interest income	$5,855	$6,027	$6,444	$6,566	$6,885
Interest expense	2,119	2,591	3,178	3,626	4,008
Net interest income	3,736	3,436	3,266	2,940	2,877
Provision for credit losses	211	36	1,811	175	111
Noninterest income	398	442	323	348	317
Noninterest expense	2,095	2,045	2,195	2,011	1,968
Net income	1,304	1,266	(77)	830	826
Per Share Data					
Net income per share	$23.91	$23.21	($1.42)	$15.14	$15.07
(In thousands)					
Financial Condition (1)					
Total Loans (includes loans held for sale)	$265,866	$267,958	$274,257	$275,627	$279,135
Allowance for credit losses	5,450	5,524	5,498	6,646	6,597
Investment securities	47,747	37,823	37,853	38,799	33,501
Assets	340,368	346,374	343,954	340,890	348,792
Deposits	246,001	252,688	250,271	246,701	244,091
Other borrowed funds	58,385	58,348	58,836	58,387	69,503
Stockholders' equity	33,799	33,371	32,168	32,990	32,242
Financial Ratios					
Return on average equity	15.36%	15.34%	-0.93%	10.13%	10.20%
Return on average assets	1.54%	1.47%	-0.09%	0.96%	0.95%
Interest rate spread	4.19%	3.64%	3.33%	2.85%	2.64%
Average equity to average assets	10.00%	9.56%	9.72%	9.52%	9.32%
Allowance for credit losses to total loans (1)	2.05%	2.06%	2.00%	2.41%	2.36%

(1) As of the period ending.

Results of Operations

Net income for the quarter ended March 31, 2002, was $1,303,896, or $23.91 per share, an increase of $478,183 or 58%, compared to $825,713, or $15.07 per share, for the corresponding period in 2001. This increase was the result of higher net interest income and higher noninterest income, which more than offset an increase in the provision for loan losses and higher noninterest expenses.

Net interest income for the quarter ended March 31, 2002, was $3,736,407, an increase of $859,846 over the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

This increase was primarily attributable to the lower cost of funds, which fell from 5.57% during the first quarter of 2001 to 3.02% during the quarter ended March 31, 2002. The Company's average interest rate spread was 4.19% during the first quarter of 2002 compared to 2.64% during the quarter ended March 31, 2001. The yield on earning assets fell by 100 basis points while the cost of funds decreased by 255 basis points.

In the first quarter of 2002 the Company's provision for credit losses was $211,000 compared to $111,000 for the first quarter of 2001. Net charge-offs were $285,597 in the first quarter of 2002 compared to net charge-offs of $85,223 during the first quarter of 2001.

Noninterest income for the three months ended March 31, 2002, was $397,967, an increase of $81,221 over the corresponding period in 2001. The Bank implemented service charge increases during the third quarter of 2001 and as a result deposit service charges increased $27,851 compared to the first quarter of 2001. Commissions from insurance sales increased by $27,408 during the first quarter of 2002 compared to the corresponding period in 2001. The higher insurance commissions are mostly attributable to bonuses received based on volume and loss experience from previous years. Gains from the sales of residential real estate loans increased by $16,318 during the first quarter of 2002. The Bank sold $7.2 million of mortgage loans in the first quarter of 2002 compared to $3.3 million during the first quarter of 2001. Appraisal fees were $8,100 higher in the first three months of 2002 compared to the corresponding period in 2001.

Noninterest expense increased by $127,212 or 6% during the three months ended March 31, 2002, over the corresponding period in 2001. Salaries and benefits expense increased $96,875 or 8% over the corresponding period in 2001. This increase is the result of higher salaries and wages, which increased by $47,197 or 5% primarily as a result of regular salary increases and higher group health insurance expenses, which increased by $33,281 or 16%. Data processing expenses increased by $20,297 or 15%. The data processing expenses include one-time expenditures for the Banks web site, internet firewall and software upgrades. Other operating expenses increased by $19,667 or 7%. This increase was primarily the result of $12,252 of expenses associated with real estate properties acquired through foreclosure. During the first quarter one of the commercial properties was sold. As of March 31, 2002, the Bank has four properties held as other real estate with a carrying value of $979,041. Legal expenses were $9,976 higher during the first quarter compared to the first quarter of 2001. The increase in legal fees is primarily attributed to expenses incurred as a result of the Memorandum of Understanding ("MOU") with regulators. See Note 4 Regulatory Matters of the Notes to Consolidated Financial Statements for additional information concerning the MOU.

Return on average assets in the first quarter of 2002 was 1.54%, compared to .95% for the corresponding period in 2001. Return on average equity in the first quarter of 2002 was 15.4%, compared to 10.2% for the corresponding period in the prior year.

Financial Condition

Total assets decreased by $6,005,944 between December 31, 2001, and March 31, 2002. Federal funds sold decreased by $11.9 million during the first quarter. The Bank invested $9.6 million of federal funds sold in short-term taxable municipal securities. These securities, which are considered available-for-sale, are yielding about 25 basis points higher than federal funds sold. On April 8, 2002, theses securities were sold and the proceeds were used to reduce a maturing long-term advance from the Federal Home Loan Bank. Total loans, including loans held for sale, decreased by $2.4 million during the first quarter of 2002. The Bank sold $7.2 million of fixed rate mortgages to the secondary mortgage market. Total deposits decreased by $6.7 million during the first three months of 2002.

The allowance for credit losses decreased by $74,597 during the quarter ended March 31, 2002. The allowance equals 2.05% of total loans at March 31, 2002, compared to 2.06% at December 31, 2001. Nonaccrual loans totaled $6,728,577 at March 31, 2002, a decrease of $254,882 over December 31, 2001. The Companys ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.9% at March 31, 2002 compared to 4.3% at December 31, 2001. As of March 31, 2002, management has identified $17.2 million of potential problem loans. Potential problem loans are loans that are performing but have a greater risk of nonperformance.

Demand deposits decreased $4,169,248 or 13.8% during the first quarter of 2002. Management attributes the decrease in demand deposits to a normal seasonal fluctuation. Interest bearing deposits decreased by $2,517,777 between December 31, 2001, and March 31, 2002.

Stockholders' equity increased by $427,487 to $33,798,849 as of March 31, 2002. As of March 31, 2002, the Company's leverage ratio was 9.2%, the risk-based core capital ratio was 12.2% and the risk-based total capital ratio was 13.5%.

On March 26, 2002, the Company's board of directors declared a semiannual $11.25 per share dividend payable on July 2, 2002, to all shareholders of record on June 11, 2002.

Liquidity

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's needs for cash. Cash and cash equivalents decreased by $1,367,187 during the first quarter of 2002. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. The federal funds sold totaling $9.0 million and the available-for-sale investment portfolio amounting to $11.2 million as of March 31, 2002, are readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds the Company also has off-balance sheet sources available to meet liquidity needs. The Company has unused lines of credit of $42.8 million as of March 31, 2002. Management believes the Company's liquidity position as of March 31, 2002, is adequate under current economic conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk position has not materially changed from that disclosed in the Company's 2001 Form 10-K Annual Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENMARK BANCSHARES, INC. s/s Darrell R. Lemmens
Date: April 16, 2002	Darrell R. Lemmens,
Principal Executive Officer,
Chairman of the Board, and
President s/s Dennis J. Heim
Date: April 16, 2002	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer