Form 10-Q
period 2002-06-30
DENMARK BANCSHARES INC
filed 2002-07-30
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 23, 2002, there were 108,620 shares of the registrants Common Stock (no par value) issued and outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report On Form 10-Q

For The Quarter Ended June 30, 2002

Page No.

PART I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Financial Condition	3

Consolidated Statements of Income	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	11
Item 6. Exhibits	11
Signatures	12

***Denmark Bancshares, Inc. and Subsidiaries***
***Consolidated Statements of Income***

*(Unaudited)*

| | For the Quarter Ended June 30, 2002 | For the Quarter Ended June 30, 2001 | For the Six Months Ended June 30, 2002 | For the Six Months Ended June 30, 2001 |
|---|---|---|---|---|
| ***Interest Income*** | | | | |
| Loans including fees | $5,019,426 | $5,836,230 | $10,144,725 | $11,769,218 |
| Investment securities: | | | | |
| Taxable | 21,357 | 58,745 | 65,918 | 293,713 |
| Exempt from federal tax | 504,470 | 449,181 | 1,001,610 | 849,048 |
| Interest on federal funds sold | 23,926 | 174,872 | 84,774 | 311,643 |
| Other interest income | 35,659 | 46,785 | 163,153 | 227,293 |
| | $5,604,838 | $6,565,813 | $11,460,180 | $13,450,915 |
| ***Interest Expense*** | | | | |
| Deposits | $1,564,278 | $2,798,061 | $3,236,783 | $5,778,300 |
| Short-term borrowings | 184,544 | 420,267 | 427,127 | 1,038,360 |
| Long-term debt | 240,982 | 407,319 | 444,829 | 817,528 |
| | $1,989,804 | $3,625,647 | $4,108,739 | $7,634,188 |
| Net interest income | $3,615,034 | $2,940,166 | $7,351,441 | $5,816,727 |
| ***Provision for Credit Losses*** | 211,000 | 174,500 | 422,000 | 285,500 |
| Net interest income after provision for credit losses | $3,404,034 | $2,765,666 | $6,929,441 | $5,531,227 |
| ***Other Income*** | | | | |
| Service fees and commissions | $232,555 | $210,115 | $487,742 | $418,454 |
| Investment security gains | 0 | 0 | 7,350 | 6,384 |
| Other | 98,916 | 137,945 | 234,346 | 239,968 |
| | $331,471 | $348,060 | $729,438 | $664,806 |
| ***Other Expense*** | | | | |
| Salaries and employee benefits | $1,342,286 | $1,277,446 | $2,692,209 | $2,530,494 |
| Occupancy expenses | 225,167 | 220,562 | 440,773 | 452,535 |
| Data processing expenses | 138,569 | 122,468 | 290,271 | 253,873 |
| Directors fees | 64,520 | 62,100 | 133,380 | 124,220 |
| Other operating expenses | 428,696 | 328,761 | 737,619 | 618,017 |
| | $2,199,238 | $2,011,337 | $4,294,252 | $3,979,139 |
| Income before income taxes | $1,536,267 | $1,102,389 | $3,364,627 | $2,216,894 |
| Income tax expense | 420,759 | 272,695 | 945,223 | 561,487 |
| **NET INCOME** | $1,115,508 | $829,694 | $2,419,404 | $1,655,407 |
| **Per Share** | | | | |
| Net income | $10.26 | $7.57 | $22.22 | $15.11 |
| Dividends declared | $0.00 | $0.00 | $5.63 | $5.38 |
| **Weighted average shares outstanding** | 108,684 | 109,572 | 108,866 | 109,582 |

The accompanying notes are an integral part of these financial statements.

4

*Denmark Bancshares, Inc. and Subsidiaries*
*Notes to Consolidated Financial Statements*
(Unaudited)

## NOTE 1 - FINANCIAL STATEMENTS

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

**Reclassifications** - Certain amounts in the prior period financial statements have been restated for comparative purposes to conform with the presentation in the current year.

**Stock Split** - In March 2002, the Board of Directors authorized a two-for-one common stock split. Each share of common stock on June 11, 2002, was changed into two shares. Accordingly, outstanding shares of common stock were increased from 54,365 to 108,730. References in the consolidated financial statements with regard to per share and related data have been retroactively adjusted to give effect to the transaction.

## NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale were as follows:

| | June 30, 2002 | | | |
|---|---|---|---|---|
| | Amortized Cost | Gross Unrealized Gains | Gross Unrealized (Losses) | Estimated Fair Value |
| Mortgage-backed securities | $1,239,529 | $17,316 | $0 | $1,256,845 |
| Money market funds | 288,719 | 0 | 0 | 288,719 |
| | $1,528,248 | $17,316 | $0 | $1,545,564 |

| | December 31, 2001 | | | |
|---|---|---|---|---|
| | Amortized Cost | Gross Unrealized Gains | Gross Unrealized (Losses) | Estimated Fair Value |
| Mortgage-backed securities | $1,522,577 | $14,890 | $0 | $1,537,467 |
| Money market fund | 260,025 | 0 | 0 | 260,025 |
| | $1,782,602 | $14,890 | $0 | $1,797,492 |

The amortized cost and estimated fair value of securities held-to-maturity were as follows:

| | June 30, 2002 | | | |
|---|---|---|---|---|
| | Amortized Cost | Gross Unrealized Gains | Gross Unrealized (Losses) | Estimated Fair Value |
| State and local governments | $37,445,481 | $1,633,082 | ($9,089) | $39,069,474 |
| | $37,445,481 | $1,633,082 | ($9,089) | $39,069,474 |

| | December 31, 2001 | | | |
|---|---|---|---|---|
| | Amortized Cost | Gross Unrealized Gains | Gross Unrealized (Losses) | Estimated Fair Value |
| State and local governments | $36,025,522 | $899,722 | ($284,527) | $36,640,717 |
| | $36,025,522 | $899,722 | ($284,527) | $36,640,717 |

6

On March 13, 2002, Denmark State Bank ("Bank"), the Companys primary subsidiary, entered into a Memorandum of Understanding ("MOU") with the FDIC and with the State of Wisconsin Department of Financial Institutions, Division of Banking. The MOU is an informal administrative action designed to guide the Bank in its corrective efforts. The MOU was requested by the FDIC following a regularly scheduled examination of the Bank as of September 30, 2001. The MOU requires that the Bank eliminate certain assets from its books, provide for an adequate allowance for loan and lease losses, and amend and refile the Banks Reports of Condition and Income as of December 31, 2000, and forward, to reflect adequate provisions and allowances for loan and lease losses. In addition, the MOU requires that management of the Bank implement procedures for the timely recognition of losses, that the Banks Board of Directors determine an appropriate allowance for loan and lease losses on a quarterly basis to be documented and recorded in the minutes, and that the Bank address certain documentation and underwriting concerns. Other significant provisions of the MOU include requirements that the Bank within specific time frames submit written plans to the regulatory agencies to collect or otherwise reduce the balances of certain problem loans, revise the Banks lending policy and practices and submit the revised policy to the regulators for review and comment, implement a comprehensive loan grading and review and reporting system, regularly rotate members of the Loan Committee and improve the Loan Committee loan presentation process, adopt a policy for other real estate owned by the Bank, and report quarterly to the FDIC and the State respecting compliance with the MOU. The MOU also requires that the Bank correct deficiencies in certain loans, eliminate technical exceptions, and correct certain violations, in each case as identified in the examination. The Bank believes that it has complied with substantially all of the requirements of the MOU.

The MOU also requires that the Bank maintain the following minimum capital ratios as of June 30 and December 31 of each calendar year the MOU is in effect:

Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the quarter ended June 30, 2002, was $1,115,508, or $10.26 per share, an increase of $285,814 or 34%, compared to $829,694, or $7.57 per share, for the corresponding period in 2001. This increase was the result of higher net interest income, which more than offset an increase in the provision for loan losses, lower noninterest income and higher noninterest expenses.

Net interest income for the quarter ended June 30, 2002 was $3,615,034, an increase of $674,868 or 23% compared to the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

This increase was primarily attributable to an improved net interest income spread, which increased from 2.85% during the second quarter of 2001 to 4.15% during the quarter ended June 30, 2002. The yield on earning assets decreased by 83 basis points while the cost of funds decreased by 213 basis points. Average earning assets decreased by $15.3 million and average interest-bearing liabilities decreased by $15.7 million during the second quarter of 2002 compared to the second quarter of 2001.

In the second quarter of 2002 the Companys provision for credit losses was $211,000 compared to $174,500 for the second quarter of 2001. Net charge-offs were $286,364 in the second quarter of 2002 compared to net charge-offs of $125,504 during the second quarter of 2001.

Noninterest income decreased by $16,589 during the second quarter of 2002 compared to the corresponding period in 2001. This decrease was primarily the result of a decrease in gains from the sale of other assets, which were $50,075 lower than the corresponding period in the prior year. Gains from the sale of fixed rate mortgages declined from $69,783 during the second quarter of 2001 to $42,788 during the quarter ended June 30, 2002. The Bank implemented service charge increases during the third quarter of 2001 and as a result deposit service charges increased $22,139 during the second quarter of 2002 compared to the first quarter of 2001.

Noninterest expense increased by $187,901 or 9% during the three months ended June 30, 2002, compared to the corresponding period in 2001. Salaries and benefits expense increased $64,840 or 5% over the corresponding period in 2001. This increase is the result of higher salaries and wages, which increased by $39,026 as a result of regular salary increases, and higher group health insurance expenses, which increased by $20,959 or 10%. Data processing expenses increased by $16,101 compared to the quarter ended June 30, 2001. The increase is the result of expenses associated with the Banks web site which became live in the fourth quarter of 2001 and online banking which was implemented in the second quarter of 2002. Other operating expenses increased by $99,935 or 30%. Legal and professional fees increased by $49,469 during the second quarter compared to the second quarter of 2001. The increase in legal fees is primarily attributed to expenses incurred as a result of the Memorandum of Understanding ("MOU") with regulators. See Note 4 - Regulatory Matters of the Notes to Consolidated Financial Statements for additional information concerning the MOU. The Bank incurred $16,578 of expenses associated with real estate properties acquired through foreclosure. As of June 30, 2002, the Bank has five properties held as other real estate with a carrying value of $1,087,420.

Return on average assets was 1.35% during the second quarter compared to .96% for the corresponding period in 2001. Return on average equity in the second quarter of 2002 was 12.9%, compared to 10.1% for the corresponding period in the prior year.

Financial Condition

Total assets decreased by $8,285,307 between December 31, 2001, and June 30, 2002. Federal funds sold decreased by $11.4 million during the six months ended June 30, 2002. Investment securities increased by $1.2 million during the first six months of 2002. Total loans, including loans held for sale, decreased by $.7 million during the first six months. The Bank sold $11.1 million of fixed rate mortgages to the secondary mortgage market. During the first six months, interest rates on 15 and 30 year fixed rate mortgages have ranged between 6.0% and 7.0%. Residential borrowers prefer to lock in these fixed rates rather than borrow for a shorter term that will adjust to market rates at maturity. All 15 and 30 year fixed rate mortgages originated by the Bank are sold. Total deposits decreased by $1.6 million during the first six months of 2002. Other borrowed funds decreased by $8.4 million.

The allowance for credit losses decreased by $149,961 during the six-month period ended June 30, 2002. The allowance equals 2.01% of total loans at June 30, 2002, compared to 2.06% at December 31, 2001. Nonaccrual loans totaled $5,340,227 at June 30, 2002, a decrease of $1,643,232 compared to December 31, 2001. Of the nonaccrual loans at year-end, $579,906 were charged-off and $384,486 were transferred to acquired properties. The Companys ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 2.9% at June 30, 2002, compared to 4.3% at December 31, 2001. As of June 30, 2002, management has identified $16.2 million of potential problem loans, compared to $13.3 million as of December 31, 2001. Potential problem loans are loans that are performing but have a greater risk of nonperformance.

Demand deposits decreased $153,179 or .5% during the first six months of 2002. Interest bearing deposits decreased by $1,427,737 or .6% between December 31, 2001, and June 30, 2002.

Other borrowed funds decreased by $8,412,647 or 14.4% during the first six months of 2002, as a result of the banks decision to decrease federal funds sold in order to reduce debt.

Stockholders equity increased by $1,499,743 to $34,871,105 as of June 30, 2002. As of June 30, 2002, the Companys leverage ratio was 10.0%, the risk-based core capital ratio was 12.8% and the risk-based total capital ratio was 14.1%. On March 26, 2002, the Companys board of directors approved a 2-for-1 stock split to be effected by changing each share of Common Stock into two shares, effective on June 11, 2002. The board also approved amending Article III of the Articles of Incorporation to increase the number of authorized common shares from 320,000 shares to 640,000 shares of common stock without par value, reflecting the stock split.

Liquidity

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Companys needs for cash. Cash and cash equivalents increased by $1,534,892 during the first six months of 2002. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. The federal funds sold totaling $9.5 million and the available-for-sale investment portfolio amounting to $1.5 million as of June 30, 2002, are readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds the Company also has off-balance sheet sources available to meet liquidity needs. The Company has unused lines of credit of $52.0 million as of June 30, 2002. The Company has commitments to extend credit of $28.9 million as of June 30, 2002.

Management believes the Companys liquidity position as of June 30, 2002, is adequate under current economic conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Companys primary market risk position has not materially changed from that disclosed in the Companys 2001 Form 10-K Annual Report.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

(a)		The Company held its Annual Meeting of Shareholders on April 23, 2002.
(b)

Directors elected at the Annual Meeting were Thomas N. Hartman, Darrell R. Lemmens and Norman F. Tauber. Directors whose term of office continued after the meeting were, Terese M. Deprey, Mark E. Looker, B.E. Mleziva, D.V.M., Edward Q. Opichka, D.D.S. and Thomas F. Wall.

(c)		The matters voted upon and the results of the voting were as follows:
	(1)	The shareholders elected the following nominees to the Board of Directors to serve a three year term expiring in 2005:
		Nominees	For	Withheld
		Thomas N. Hartman	46,676	144
		Darrell R. Lemmens	46,676	144
		Norman F. Tauber	46,676	144

	(2)	The ratification of the appointment of Williams Young, LLC as independent public accountants for the year ending December 31, 2002.
		For	Against	Abstain
		46,817	0	3

Item 6. Exhibits

3.1 Articles of Incorporation, as amended

3.2 Restated Bylaws, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENMARK BANCSHARES, INC. s/s Darrell R. Lemmens
Date: July 23, 2002	Darrell R. Lemmens,
Principal Executive Officer,
Chairman of the Board,
and President s/s Dennis J. Heim
Date: July 23, 2002	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer