Form 10-Q
period 2002-09-30
DENMARK BANCSHARES INC
filed 2002-11-01
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 21, 2002, there were 108,191 shares of the registrant's Common Stock (no par value) issued and outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report On Form 10-Q

For The Quarter Ended September 30, 2002

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	September 30, 2002 (Unaudited)	December 31, 2001
Assets		
Cash and due from banks	$13,725,651	$9,665,338
Federal funds sold	19,900,000	20,856,000
Investment Securities		
Available-for-sale, at fair value	7,852,042	1,797,492
Held-to-maturity, at cost	37,578,587	36,025,522
Total Investment Securities	$45,430,629	$37,823,014
Loans		
Real Estate	169,357,047	172,889,377
Commercial	79,232,022	73,129,150
Installment	16,948,965	17,994,972
Other	1,112,276	1,093,534
Total Loans	$266,650,310	$265,107,033
Allowance for credit losses	(5,173,534)	(5,524,293)
Net Loans	$261,476,776	$259,582,740
Loans held for sale	3,633,674	2,921,299
Premises and equipment, net	4,201,977	4,441,128
Accrued interest receivable	1,961,055	1,846,783
Other assets	8,357,401	9,237,511
TOTAL ASSETS	$358,687,163	$346,373,813
Liabilities		
Deposits		
Noninterest-bearing	$42,888,829	$30,187,195
Interest-bearing	223,491,246	222,500,477
Total Deposits	$266,380,075	$252,687,672
Short-term borrowings	30,697,779	24,261,252
Accrued interest payable	845,420	1,094,675
Other liabilities	1,262,473	871,833
Long-term debt	24,187,622	34,087,019
Total Liabilities	$323,373,369	$313,002,451
Stockholders' Equity		
Common stock, no par value, authorized 640,000 shares; issued and outstanding 108,512 and 109,202 respectively	$10,336,295	$10,336,295
Treasury stock	(1,167,740)	(709,374)
Paid in capital	113,151	112,227
Retained earnings	26,018,120	23,623,187
Accumulated other comprehensive income		
Unrealized (losses) gains on securities	13,968	9,027
Total Stockholders' Equity	$35,313,794	$33,371,362
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$358,687,163	$346,373,813

The accompanying notes are an integral part of these financial statements.

3

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income

(Unaudited)

	For the Quarter Ended		For the Nine Months Ended	
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Interest Income		**(Restated)**		**(Restated)**
Loans including fees	$4,828,926	$5,764,334	$14,973,651	$17,533,552
Investment securities:				
Taxable	18,942	46,881	84,860	340,594
Exempt from federal tax	508,801	489,139	1,510,411	1,338,187
Interest on federal funds sold	51,606	94,949	136,380	406,592
Other interest income	41,250	48,781	204,403	276,074
	$5,449,525	$6,444,084	$16,909,705	$19,894,999
Interest Expense				
Deposits	$1,509,996	$2,512,211	$4,746,778	$8,290,511
Short-term borrowings	198,345	273,521	625,473	1,311,881
Long-term debt	245,279	392,455	690,107	1,209,983
	$1,953,620	$3,178,187	$6,062,358	$10,812,375
Net interest income	$3,495,905	$3,265,897	$10,847,347	$9,082,624
Provision for Credit Losses	186,000	1,811,000	608,000	2,096,500
Net interest income after provision for credit losses	$3,309,905	$1,454,897	$10,239,347	$6,986,124
Other Income				
Service fees and commissions	$242,915	$202,964	$730,657	$621,418
Investment security gains	0	0	7,350	6,384
Gains on sales of assets	181,430	59,266	251,628	150,991
Other	85,715	65,697	249,863	200,939
	$510,060	$327,927	$1,239,498	$979,732
Other Expense				
Salaries and employee benefits	$1,367,770	$1,294,986	$4,059,979	$3,825,480
Occupancy expenses	227,211	240,008	667,984	692,543
Data processing expenses	129,917	119,214	420,188	373,087
Directors fees	39,420	40,200	172,800	164,420
Other operating expenses	368,299	505,447	1,105,918	1,110,463
	$2,132,617	$2,199,855	$6,426,869	$6,165,993
Income before income taxes	$1,687,348	($417,031)	$5,051,976	$1,799,863
Income tax expense	476,270	(339,548)	1,421,493	221,939
NET INCOME	$1,211,078	($77,483)	$3,630,483	$1,577,924
Per Share				
Net income	$11.15	($0.71)	$33.38	$14.41
Dividends declared	$5.75	$5.50	$11.38	$10.88
Weighted average shares outstanding	108,589	109,348	108,772	109,502

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

Restatement - The Company's largest subsidiary, Denmark State Bank, restated its Consolidated Report of Condition and Income as of September 30, 2001 ("Call Report"), as filed with the FDIC and the State of Wisconsin Department of Financial Institutions, Division of Banking. Subsequently, the Company amended its Form 10-Q as of September 30, 2001, to reflect the changes made to the Bank's Call Report. This report reflects the restated financial statements for the period ending September 30, 2001.

Reclassifications - Certain amounts in the prior period financial statements have been restated for comparative purposes to conform with the presentation in the current year.

Stock Split - In March 2002, the Board of Directors authorized a two-for-one common stock split. Each share of common stock on June 11, 2002, was changed into two shares. Accordingly, outstanding shares of common stock were increased from 54,365 to 108,730. References in the consolidated financial statements with regard to per share and related data have been retroactively adjusted to give effect to the transaction.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	September 30, 2002			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Mortgage-backed securities	$1,178,306	$23,038	$0	$1,201,344
State and local governments	6,000,000	0	0	6,000,000
Money market funds	650,698	0	0	650,698
	$7,829,004	$23,038	$0	$7,852,042

	December 31, 2001			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Mortgage-backed securities	$1,522,577	$14,890	$0	$1,537,467
Money market fund	260,025	0	0	260,025
	$1,782,602	$14,890	$0	$1,797,492

6

Denmark Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and estimated fair value of securities held-to-maturity were as follows:

	September 30, 2002			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$37,578,587	$2,875,215	($8)	$40,453,794
	$37,578,587	$2,875,215	($8)	$40,453,794

	December 31, 2001			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$36,025,522	$899,722	($284,527)	$36,640,717
	$36,025,522	$899,722	($284,527)	$36,640,717

The amortized cost and estimated fair values of securities at September 30, 2002, by maturity were as follows:

	Securities Available-for-Sale		Securities Held-to-Maturity	
Amounts Maturing	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$6,000,000	$6,000,000	$1,042,284	$1,063,584
From one through five years	1,104,372	1,126,853	4,937,562	5,293,634
From five through ten years	73,934	74,491	5,098,423	5,686,873
After ten years	0	0	26,500,318	28,409,703
Other securities (no stated maturity)	650,698	650,698	0	0
	$7,829,004	$7,852,042	$37,578,587	$40,453,794

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	For the Nine Months Ended September 30,		For the Year Ended December 31,
	2002	2001	2001
Balance, beginning of period	$5,524,293	$6,571,561	$6,571,561
Provision charged to operations	608,000	2,096,500	2,132,500
Recoveries	182,331	36,359	47,752
Charge-offs	(1,141,090)	(3,206,831)	(3,227,520)
Balance, end of period	$5,173,534	$5,497,589	$5,524,293

NOTE 4 - REGULATORY MATTERS

On March 13, 2002, Denmark State Bank ("Bank"), the Company's primary subsidiary, entered into a Memorandum of Understanding ("MOU") with the FDIC and with the State of Wisconsin Department of Financial Institutions, Division of Banking. The MOU is an informal administrative action designed to guide the Bank in its corrective efforts. The MOU was requested by the FDIC following a regularly scheduled examination of the Bank as of September 30, 2001. Among other things, the MOU required that the Bank eliminate certain assets from its books, provide for an adequate allowance for loan and lease losses, and amend and refile the Bank's Reports of Condition and Income as of December 31, 2000, and forward, to reflect adequate provisions and allowances for loan and lease losses. The Bank has complied with all of the requirements of the MOU and effective October 17, 2002, the MOU was terminated by the FDIC and the Division of Banking.

7

Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the quarter ended September 30, 2002, was $1,211,078 or $11.15 per share, an increase of $1,288,561, compared to a net loss of $77,483, or $.71 per share, for the corresponding period in 2001. This increase was primarily the result of a substantial decrease in the provision for loan losses. In addition, higher net interest income, increased noninterest income and lower noninterest expenses positively impacted the results. Income tax expense increased by $815,818 as a result of the improved operating results.

Net interest income for the quarter ended September 30, 2002, was $3,495,906, an increase of $230,008 or 7% compared to the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

This increase was primarily attributable to an improved net interest income spread, which increased from 3.33% during the third quarter of 2001 to 3.85% during the quarter ended September

30, 2002. The yield on earning assets decreased by 114 basis points while the cost of funds decreased by 166 basis points. Average earning assets decreased by $3.3 million and average interest-bearing liabilities decreased by $8.1 million during the third quarter of 2002 compared to the third quarter of 2001.

In the third quarter of 2002 the Company's provision for credit losses was $186,000 compared to $1,811,000 for the third quarter of 2001. Net charge-offs were $204,797 in the third quarter of 2002 compared to net charge-offs of $2,959,745 during the third quarter of 2001.

Noninterest income increased by $182,133 during the third quarter of 2002 compared to the corresponding period in 2001. This increase was primarily the result of increased gains from the sale of assets, which were $122,164 higher than the corresponding period in the prior year. Gains from the sale of acquired properties increased $61,961 and gains from the sale of fixed rate mortgages increased $55,308 during the quarter ended September 30, 2002. Service charges on deposit accounts, including overdraft fees, increased $23,361 during the third quarter of 2002. Appraisal fees were $7,175 higher during the quarter ended September 30, 2002, compared to the third quarter of 2001.

Noninterest expense decreased by $67,238 or 3% during the three months ended September 30, 2002, compared to the corresponding period in 2001. Salaries and benefits expense increased $72,784 or 6% over the corresponding period in 2001. This increase is attributed to higher salaries and wages, which increased by $41,468 as a result of regular salary increases, and higher group health insurance expenses, which increased by $26,868 or 13%. Other operating expenses decreased by $137,148 primarily as a result of a $142,857 decrease in expenditures related to acquired properties. During the third quarter of 2001 the bank incurred costs totaling $146,693 to repair properties held as other real estate.

Return on average assets was 1.42% during the third quarter compared to (.09%) for the corresponding period in 2001. Return on average equity in the third quarter of 2002 was 13.7% compared to (0.93%) for the corresponding period in the prior year.

Financial Condition

Total assets increased by $12,313,350 between December 31, 2001 and September 30, 2002. The investment securities portfolio increased by $7.6 million during the first nine months of 2002. The Bank purchased $6.0 million of short-term taxable municipal securities. These securities, which are considered available-for-sale, are yielding about 25 basis points higher than federal funds sold. Proceeds from the sale of these securities will be used to payoff a $5 million short-term advance from the Federal Home Loan Bank maturing on November 15, 2002. Total loans, excluding loans held for sale, increased $1.5 million during the first nine months. The Bank sold $20.9 million of fixed rate mortgages to the secondary mortgage market. Low mortgage interest rates prevailing during the first nine months has resulted in increased refinancing activity as borrowers are locking in fixed rates for 15 and 30 years. Substantially all of the fixed rate mortgage loans originated by the Bank are sold. Included in other assets are seven acquired real estate properties valued at $780,000. Total deposits increased by $13.7 million and other borrowed funds decreased by $3.5 million.

The allowance for credit losses decreased by $350,759 during the nine-month period ended September 30, 2002. The allowance equals 1.91% of total loans at September 30, 2002, compared to 2.06% at December 31, 2001. Nonaccrual loans totaled $5,270,463 at September 30, 2002, a decrease of $1,712,996 compared to December 31, 2001. Of the nonaccrual loans at year-end, $707,028 were charged-off and $483,354 were transferred to acquired properties. The Company's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.5% at September 30, 2002, compared to 4.3% at December 31, 2001. As of September 30, 2002, management has identified $16.6 million of potential problem loans, compared to $13.3 million as of December 31, 2001. Potential problem loans are loans that are performing but have a greater risk of nonperformance.

Demand deposits increased $12,701,634 or 42.1% during the first nine months of 2002. The increase in demand deposits is attributable to a large commercial depositor whose balance as of September 30, 2002, was $15.2 million higher than at December 31, 2001. Exclusive of this depositor, demand deposits were $2.5 million lower than at year-end. Management attributes this decrease to a normal seasonal fluctuation. Interest bearing deposits increased by $990,769 or .5% between December 31, 2001, and September 30, 2002.

Other borrowed funds decreased by $3,462,870 or 5.9% during the first nine months of 2002. The Bank utilized the proceeds from the sale of fixed rate mortgages to reduce debt.

Stockholders' equity increased by $1,942,432 to $35,313,794 as of September 30, 2002. As of September 30, 2002, the Company's leverage ratio was 9.8%, the risk-based core capital ratio was 12.8% and the risk-based total capital ratio was 14.0%.

Liquidity

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's needs for cash. Cash and cash equivalents increased by $4,060,313 during the first nine months of 2002. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. The federal funds sold totaling $19.9 million and the available-for-sale investment portfolio amounting to $7.9 million as of September 30, 2002, are readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds the Company also has off-balance sheet sources available to meet liquidity needs. The Company has unused lines of credit of $47.8 million as of September 30, 2002. The Company has commitments to extend credit of $27.9 million as of September 30, 2002. Management believes the Company's liquidity position as of September 30, 2002, is adequate under current economic conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk position has not materially changed from that disclosed in the Company's 2001 Form 10-K Annual Report.

Item 4. Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on that evaluation, management believes that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENMARK BANCSHARES, INC. /s/ Darrell R. Lemmens
Date: October 21, 2002	Darrell R. Lemmens,
Principal Executive Officer,
Chairman of the Board,
and President /s/ Dennis J. Heim
Date: October 21, 2002	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer

CERTIFICATIONS

I, Dennis J. Heim, Vice President and Treasurer of Denmark Bancshares, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Denmark Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Dennis J. Heim
Date: October 21, 2002	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer

CERTIFICATIONS

I, Darrell R. Lemmens, Chairman of the Board and President of Denmark Bancshares, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Denmark Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Darrell R. Lemmens
Date: October 21, 2002	Darrell R. Lemmens,
Principal Executive Officer,
Chairman of the Board, and President