Form 10-K
period 2002-12-31
DENMARK BANCSHARES INC
filed 2003-03-26
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes_ No X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002, was $59,635,856 (90,632 shares at $658 per share, which is equal to the weighted average purchase price of shares sold during the registrant's second fiscal quarter, according to information available to the registrant).

As of March 1, 2003, there were 108,378 shares of the registrant's Common Stock (no par value) issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Documents*	Part of Form 10-K into Which Portions of Documents are Incorporated
Annual Report to Shareholders for the fiscal year ended December 31, 2002	Parts I, II and IV
Proxy Statement for Annual Meeting of Shareholders on April 22, 2003	Part III
*Only the portions of documents specifically listed herein are to be deemed incorporated by reference.

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

No significant portion of the loan portfolio of the Bank is concentrated in one individual or group of individuals, and management believes that the portfolio's industry weighting is prudent. Seasonal factors do not materially affect the size or quality of the loan portfolio of the Bank. Set forth below is a schedule of the concentration of the Company's loans, including loans of the Bank and DACC, at December 31, 2002:

Amounts in Thousands
Real Estate - Residential	$108,714
Real Estate - Commercial	38,770
Real Estate - Agricultural	27,661
Real Estate - Construction	10,384
Commercial	28,719
Agricultural	34,952
Consumer and other loans	11,693
Total Loans	$260,893

Denmark Agricultural Credit Corporation

DACC commenced business in 1986 to provide a source of funds for farm loans and to provide a source of liquidity for the Bank. As of the close of the fiscal year, DACC had lines of working capital credit in the aggregate amount of $35,000,000, including $30,000,000 from the AgriBank, FCB and $5,000,000 from a private lending institution. DACC originates loans and purchases loans exclusively from the Bank. As of December 31, 2002, DACC held agricultural loans totaling $29,442,396. In 2002 the net income of DACC was equal to 16.2% of the consolidated net income of the Company.

Insurance Subsidiary

McDonald sells life, health, casualty, auto and all other general types of insurance, and performs certified residential appraisals for the Bank. To date, the operations of McDonald have not represented a material portion of the consolidated operating results of the Company.

Areas Serviced by the Company; Competition

The Company serves Kewaunee, Brown and Manitowoc Counties, including the villages of Denmark, Bellevue, Maribel, Reedsville and Whitelaw. The population of the Bank's primary service area is approximately 15,000. The local economy of the area served is based on agriculture and light industry but the extended service area has a generally diversified economy. Extreme competition exists in obtaining new deposits and loans. The Company faces intense competition from other banks, thrift institutions, credit unions, insurance agencies, and securities brokerage firms. Many of the Company's competitors are larger and have significantly greater financial resources than the Company.

Employees of the Company

At December 31, 2002, the Bank had 84 full-time equivalent employees; McDonald has four full-time employees. The Company considers its relationship with its employees to be excellent.

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

The Sarbanes-Oxley Act, which enacted sweeping measures that, among other things, tighten the rules governing auditors, corporate officers and executives, and investment banking research analysts, was signed into law as of July 30, 2002. This act requires chief executive officers and chief financial officers of public companies to personally certify that the reports their companies file with the SEC are accurate and complete. Those persons who are responsible for accounting or reporting violations are subject to harsh civil and criminal penalties.

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

On March 13, 2002, The Bank entered into a Memorandum of Understanding ("MOU") with the FDIC and with the Division. The Bank complied with all of the requirements of the MOU, and effective October 17, 2002, the MOU was terminated by the FDIC and the Division.

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

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in stock or other securities of the bank holding company and on the taking of such stock or securities as collateral for loans to any borrower. Under the Federal Reserve Act and regulations of the Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or any property or service.

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

Other Subsidiaries

The Company's two non-bank subsidiaries are also subject to various forms of regulation. To the extent that lending of DACC is funded by loans from one or more Farm Credit Banks, its operations are subject to regulations promulgated by the federal Farm Credit Administration. Currently, the AgriBank, FCB (a wholesale lending cooperative whose primary function is to provide credit to farm service centers) conducts a review of DACC's loan portfolio at least once every three years. Also, loans originated by DACC are subject to the same consumer protection regulation that governs loan procedures of the Bank. McDonald is required to operate through individuals licensed as insurance agents in Wisconsin, and is subject to Wisconsin statutes and regulations governing marketing methods, providing minimum requirements for record keeping and mandating other internal procedures.

ITEM 2. DESCRIPTION OF PROPERTY

The following table sets forth certain information relating to the Company's corporate offices and other facilities, all of which are owned by the Company or its subsidiaries:

Location	Approximate Square Feet	Principal Uses
Denmark	22,000	Principal corporate and banking offices
Bellevue	10,000	Branch bank
Maribel	2,400	Branch bank
Reedsville	3,700	Branch bank
Whitelaw	3,400	Branch bank
Denmark	5,000	Investments, insurance and travel club (construction in progress)
Denmark	1,000	Insurance office occupied by McDonald

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, including the notes thereto and the independent auditors' report, required by this item are contained in the sections captioned "Consolidated Financial Statements" and "Notes to the Consolidated Financial Statements" in the 2002 Annual Report and are incorporated herein by reference. The supplementary data required by this item is contained in the section captioned "Selected Financial Information" under the heading "Quarterly Financial Information".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not, within the 24 months before the date of the most recent financial statements, changed its accountants, nor have there been any disagreements on accounting and financial disclosures.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the section captioned "Proposal I-Election of Directors" in the Company's proxy statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Certain information with respect to the Company's other executive officers is set forth below:

NAME	AGE	POSITION
Dennis J. Heim	43

Mr. Heim has served as Vice President of the Company since 1995 and Treasurer since 1993. Mr. Heim has also served as Senior Vice President and Chief Financial Officer of the Bank since January 1999. Mr. Heim has held other positions with the Bank since 1983.

Roger L. Lemmens	53

Mr. Lemmens has served as a Vice President of the Bank since 1991 and prior thereto was an Assistant Vice President of the Bank since 1986. Mr. Lemmens has been a Branch Manager for the Bank since 1988. Mr. Lemmens has also served as a director of the Bank since February 1993. Roger L. Lemmens is the brother of Darrell R. Lemmens, Chairman of the Board and President of the Company.

John P. Olsen	52

Mr. Olsen has served as President of DACC since 1986, as Treasurer since 1996 and as a director of DACC since 1985. Mr. Olsen has served as a Senior Vice President and Chief Credit Officer of the Bank since January 1999. Mr. Olsen has held other positions with the Bank since 1985.

David H. Radue	54

Mr. Radue has served as a director, Vice President and Branch Manager of the Bank since 1986. Mr. Radue was a director of the Maribel Bank from 1984 until its consolidation with the Bank in 1986. Mr. Radue has also been a director of DACC since 1986.

Jeffrey J. Van Rens	51	Mr. Van Rens has served as a Vice President of the Bank since 2002. Mr. Van Rens has held other positions with the Bank since 1996. Mr. Van Rens has also been a director of DACC since 2002.
Glenn J. Whipp	52	Mr. Whipp has served as a director of the Bank since 1983. Mr. Whipp has also been a Vice President and Branch Manager of the Bank since 1984.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Company's proxy statement, prepared for the 2003 Annual Meeting of Shareholders, which contains information concerning this item, under the captions "Committees, Meetings and Compensation of Directors", "Executive Compensation", "Board Compensation Committee Report on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the Company's proxy statement, prepared for the 2003 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Voting Securities and Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the Company's proxy statement, prepared for the 2003 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Certain Relationships and Related Transactions," is incorporated herein by reference.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) 1. and 2. Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are contained in the Annual Report to Shareholders and are incorporated herein by reference:

Consolidated Statements of Financial Condition as of December 31, 2002, 2001 and 2000

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Independent Auditors' Report

Selected Financial Information

(a) 3. The "Index to Exhibits" is shown below.

(b) The Company filed no reports on Form 8-K during the fourth quarter of 2002.

INDEX TO EXHIBITS

DENMARK BANCSHARES, INC.

FORM 10-K

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation [Incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-Q for the quarter ended June 30, 2002]

3.2	Restated Bylaws [Incorporated by reference to Exhibit 3.2 to the Company's report on Form 10-Q for the quarter ended June 30, 2002]

11.1	Statement Re Computation of Per Share Earnings

13.1	Annual Report to Shareholders for the Fiscal Year Ended December 31, 2002

21.1	List of Subsidiaries

23.1	Consent of Williams Young, LLC

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENMARK BANCSHARES, INC.

By: /s/Darrell R. Lemmens Darrell R. Lemmens,

Chairman of the Board,

President and a Director

Date: March 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Darrell R. Lemmens	By:	/s/ Dennis J. Heim
	Darrell R. Lemmens, Principal Executive Officer, Chairman of the Board, President and Director		Dennis J. Heim, Vice President, Treasurer, Principal Financial and Accounting Officer
By:	/s/ Terese M. Deprey	By:	/s/ Mark E. Looker
	Terese M. Deprey, Secretary and Director		Mark E. Looker, Vice President and Director
By:	/s/ B. E. Mleziva, DVM	By:	/s/ Edward Q. Opichka, DDS
	B. E. Mleziva, DVM Director		Edward Q. Opichka, DDS Director
By:	/s/ Thomas N. Hartman	By:	/s/ Norman F. Tauber
	Thomas N. Hartman, Director		Norman F. Tauber, Director
By:	/s/ Thomas F. Wall
	Thomas F. Wall, Director		Date: March 25, 2003

CERTIFICATIONS

I, Dennis J. Heim, Vice President and Treasurer of Denmark Bancshares, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Denmark Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ Dennis J. Heim
Date: March 25, 2003	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer

CERTIFICATIONS

I, Darrell R. Lemmens, Chairman of the Board and President of Denmark Bancshares, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Denmark Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ Darrell R. Lemmens
Date: March 25, 2003	Darrell R. Lemmens,
Principal Executive Officer,
Chairman of the Board, and President