Form 10-Q
period 2003-03-31
DENMARK BANCSHARES INC
filed 2003-05-01
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 15, 2003, there were 108,448 shares of the registrant's Common Stock (no par value) issued and outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report On Form 10-Q

For The Quarter Ended March 31, 2003

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	March 31, 2003 (Unaudited)	December 31, 2002
Assets		
Cash and due from banks	$10,996,876	$11,710,003
Federal funds sold	31,982,000	12,297,000
Investment Securities		
Available-for-sale, at fair value	15,408,424	13,076,237
Held-to-maturity, at cost	35,894,717	37,909,811
Total Investment Securities	$51,303,141	$50,986,048
Loans		
Real Estate	160,329,792	164,404,263
Commercial	75,817,769	79,785,705
Installment	15,481,154	15,620,783
Other	970,882	1,082,252
Total Loans	$252,599,597	$260,893,003
Allowance for credit losses	(5,561,410)	(5,417,920)
Net Loans	$247,038,187	$255,475,083
Loans held for sale	2,148,258	1,576,813
Premises and equipment, net	4,477,103	4,224,079
Accrued interest receivable	1,722,186	1,610,010
Other assets	8,525,328	8,273,965
TOTAL ASSETS	$358,193,079	$346,153,001
Liabilities		
Deposits		
Noninterest-bearing	$41,880,409	$31,234,875
Interest-bearing	227,846,922	226,728,670
Total Deposits	$269,727,331	$257,963,545
Short-term borrowings	23,126,068	24,047,779
Accrued interest payable	782,050	854,800
Other liabilities	1,345,929	951,196
Long-term debt	26,184,541	26,186,097
Total Liabilities	$321,165,919	$310,003,417
Stockholders' Equity		
Common stock, no par value, authorized 640,000 shares; issued 108,488 and 108,129 outstanding respectively	$10,336,295	$10,336,295
Treasury stock	(1,184,132)	(1,429,820)
Paid in capital	121,791	113,151
Retained earnings	27,736,444	27,113,719
Accumulated other comprehensive income		
Unrealized (losses) gains on securities	16,762	16,239
Total Stockholders' Equity	$37,027,160	$36,149,584
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$358,193,079	$346,153,001

The accompanying notes are an integral part of these financial statements.

3

Denmark Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments necessary to present fairly the financial position of Denmark Bancshares, Inc. (the "Company"), the results of operations and cash flows for the periods presented. All adjustments necessary for the fair presentation of the financial statements are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The Company's subsidiaries are the Denmark State Bank ("Bank"), Denmark Agricultural Credit Corporation ("DACC") and the McDonald-Zeamer Insurance Agency, Inc. ("McDonald").

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

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	March 31, 2003			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Mortgage-backed securities	$1,071,579	$27,646	$0	$1,099,225
State and local governments	14,100,000	0	0	14,100,000
Money market funds	209,199	0	0	209,199
	$15,380,778	$27,646	$0	$15,408,424

	December 31, 2002			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Mortgage-backed securities	$1,109,454	$26,783	$0	$1,136,237
State and local governments	11,000,000	0	0	11,000,000
Money market fund	940,000	0	0	940,000
	$13,049,454	$26,783	$0	$13,076,237

The amortized cost and estimated fair value of securities held-to-maturity were as follows:

	March 31, 2003			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$35,894,717	$2,667,311	$0	$38,562,028
	$35,894,717	$2,667,311	$0	$38,562,028

6

This report may contain certain forward-looking statements, including without limitation, statements regarding results of operations, the adequacy of the allowance for loan losses, the amounts of charge-offs and recoveries, capital to assets ratios, capacity for paying dividends and liquidity. These forward-looking statements are inherently uncertain and actual results may differ from Company expectations. The following factors which, among others, could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the local economy; (iii) fluctuations in market rates and prices which can negatively affect net interest margin, asset valuations and expense expectations; and (iv) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies, which could have materially adverse effect on the Company's future operating results. When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties. All forward-looking statements contained in this report are based upon information presently available and the Company assumes no obligation to update any forward-looking statements.

Results of Operations

Net income for the quarter ended March 31, 2003, was $1,272,968, or $11.75 per share, a decrease of $30,928 or 2%, compared to $1,303,896, or $11.96 per share, for the corresponding period in 2002. This decrease was the result of lower net interest income and higher noninterest expenses, which more than offset a decrease in the provision for loan losses and higher noninterest income.

Net interest income for the quarter ended March 31, 2003, was $3,649,648, a decrease of $86,759 over the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

This decrease was primarily attributable to the lower average net interest rate spread, which fell from 4.19% during the first quarter of 2002 to 4.02% during the quarter ended March 31, 2003. The Company's yield on earning assets was 6.54% during the first quarter of 2003 compared to 7.21% during the quarter ended March 31, 2002. The average cost of funds was 2.52% during the first quarter of 2003, a decrease of 50 basis points compared to the quarter ended March 31, 2002.

In the first quarter of 2003 the Company's provision for credit losses was $162,000 compared to $211,000 for the first quarter of 2002. Net charge-offs were $18,510 in the first quarter of 2003 compared to net charge-offs of $285,597 during the first quarter of 2002.

Noninterest income for the three months ended March 31, 2003, was $484,793, an increase of $86,826 over the corresponding period in 2002. Gains from the sales of residential real estate loans increased by $137,353 during the first quarter of 2003. The Bank sold $16.2 million of mortgage loans in the first quarter of 2003 compared to $7.2 million during the first quarter of 2002. Commissions from insurance sales decreased by $46,020 during the first quarter of 2003 compared to the corresponding period in 2002. The lower insurance commissions are mostly attributable to a decline in bonuses received based on volume and loss experience from previous years.

Noninterest expense increased by $97,461 or 5% during the three months ended March 31, 2003, over the corresponding period in 2002. Salaries and benefits expense increased $46,231 or 3% over the corresponding period in 2002. This increase is the result of higher salaries and wages, which increased by $32,206 or 3% primarily as a result of regular salary increases and higher group health insurance expenses, which increased by $16,406 or 7%. Other operating expenses increased by $62,936 or 23%. This increase was primarily the result of expenses associated with real estate properties acquired through foreclosure. During the first quarter, the Bank incurred $17,978 of expenses for utilities, insurance and real estate taxes on properties held as other real estate. The Bank also incurred a loss of $19,851 on the sale of one of the properties. As of March 31, 2003, the Bank has six properties held as other real estate with a carrying value of $889,173. The FDIC's deposit insurance assessment was $19,055 higher during the most recent quarter compared to the corresponding period in the prior year. This increase was primarily due to a higher FDIC risk classification for the Bank, which resulted from an examination in September 2001. Following a more recent regulatory examination during September 2002, the Bank expects its FDIC risk classification to return to prior lower levels, effective July 1, 2003. There is a time lag between the regulatory examination process and the effective dates of FDIC risk classifications that determine FDIC assessment rates.

Return on average assets in the first quarter of 2003 was 1.47%, compared to 1.54% for the corresponding period in 2002. Return on average equity in the first quarter of 2003 was 13.7%, compared to 15.4% for the corresponding period in the prior year.

Financial Condition

Total assets increased by $12,040,078 between December 31, 2002, and March 31, 2003. Federal funds sold increased by $19.7 million during the first quarter. Total loans, including loans held for sale, decreased by $7.7 million during the first quarter of 2003. The Bank sold $16.6 million of fixed rate mortgages to the secondary mortgage market. Total deposits increased by $11.8 million during the first three months of 2003. The increases in total assets, federal funds sold and total deposits were all related to a $14 million increase in the short-term deposits of a commercial depositor.

The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

Loans secured by residential properties declined by $4.1 million during the first quarter as borrowers continue to choose fixed rate loans for fifteen or thirty years during this historically low interest rate environment. The Bank sells substantially all of these loans to the secondary mortgage market. Loans secured by commercial properties decreased by $3.5 million during the first quarter of 2003. A commercial borrower refinanced $2.9 million with another financial institution during the quarter. Total agricultural loans decreased by $1.5 million during the quarter. The Bank did not renew a $1.0 million agricultural loan that was purchased as participation with another financial institution. During the first quarter, several agricultural borrowers secured their loans with real estate in order to lengthen the amortization period and reduce the payment amount. This resulted in an increase in agricultural loans secured by real estate and a decrease in other agricultural loans.

The allowance for credit losses increased by $143,490 during the quarter ended March 31, 2003. The allowance equals 2.18% of total loans at March 31, 2003, compared to 2.06% at December 31, 2002. Nonaccrual loans totaled $6,075,063 at March 31, 2003, a decrease of $15,429 compared to December 31, 2002. The Company's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.6% at March 31, 2003 compared to 3.9% at December 31, 2002. As of March 31, 2003, management has identified $14.8 million of potential problem loans compared to $13.9 million at year-end. Potential problem loans are loans that are performing but have a greater risk of nonperformance.

Demand deposits increased $10,645,534 or 34.1% during the first quarter of 2003. The increase in demand deposits is attributable to a large commercial depositor whose balance as of March 31, 2003, was $14.0 million higher than at December 31, 2002. Exclusive of this depositor, demand deposits were $3.4 million lower than at year-end. Management attributes this decrease to a normal seasonal fluctuation. Interest bearing deposits increased by $1,118,252 or 0.5% between December 31, 2002, and March 31, 2003.

Stockholders' equity increased by $877,576 to $37,027,160 as of March 31, 2003. As of March 31, 2003, the Company's leverage ratio was 10.2%, the risk-based core capital ratio was 13.9% and the risk-based total capital ratio was 15.1%. The Company and the Bank continue to maintain capital levels well above the regulatory minimum levels.

On March 25, 2003, the Company's board of directors declared a semiannual $6.00 per share dividend payable on July 1, 2003, to all shareholders of record on June 10, 2003.

Liquidity

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's needs for cash. Cash and cash equivalents decreased by $713,127 during the first quarter of 2003. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. The federal funds sold totaling $32.0 million and the available-for-sale investment portfolio amounting to $15.4 million as of March 31, 2003, are readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds the Company also has off-balance sheet sources available to meet liquidity needs. The Company has unused lines of credit of $38.8 million as of March 31, 2003. Management believes the Company's liquidity position as of March 31, 2003, is adequate under current economic conditions.

Off-Balance Sheet Arrangements

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

The following table sets forth the Company's commitments to extend credit and standby letters of credit:

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

Standby letters of credit are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support commercial business transactions. When a customer fails to perform according to the terms of the agreement, the bank honors drafts drawn by the third party in amounts up to the contract amount. A majority of the letters of credit expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties and residential properties. All letters of credit are fully collateralized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk position has not materially changed from that disclosed in the Company's 2002 Form 10-K Annual Report.

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

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

On January 9, 2003, the Company sold $175,500 (250 shares each at $702.00) of no par common stock that was previously reacquired. The shares were sold directly to Associated Trust Company for the benefit of the Denmark State Bank Profit Sharing & Retirement Saving Plan. The sale of these securities was exempt from registration by Section 4(6) of the Securities Act of 1933, as amended. The proceeds were used for capital expenditures associated with the construction of the new office building in Denmark.

Item 6. Exhibits and Reports on Form 8-K

  Exhibits:

99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The Company filed no reports on Form 8-K during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENMARK BANCSHARES, INC. /s/ Darrell R. Lemmens
Date: April 16, 2003	Darrell R. Lemmens,
Principal Executive Officer,
Chairman of the Board, and
President /s/ Dennis J. Heim
Date: April 16, 2003	Dennis J. Heim
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

/s/ Dennis J. Heim
Date: April 16, 2003	Dennis J. Heim
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

/s/ Darrell R. Lemmens
Date: April 16, 2003	Darrell R. Lemmens,
Principal Executive Officer,
Chairman of the Board, and President

DENMARK BANCSHARES, INC.

EXHIBIT (99.1)

Certification
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to subsection (b) of section 1350, I hereby certify, to the best of my knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Darrell R. Lemmens

Darrell R. Lemmens

Principal Executive Officer

A signed original of this written statement required by Section 906 has been provided to Denmark Bancshares, Inc. and will be retained by Denmark Bancshares, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

DENMARK BANCSHARES, INC.

EXHIBIT (99.2)

Certification
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to subsection (b) of section 1350, I hereby certify, to the best of my knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Dennis J. Heim

Dennis J. Heim

Principal Financial Officer

A signed original of this written statement required by Section 906 has been provided to Denmark Bancshares, Inc. and will be retained by Denmark Bancshares, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.