Form 10-Q
period 2003-06-30
DENMARK BANCSHARES INC
filed 2003-07-28
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 15, 2003, there were 108,427 shares of the registrant's Common Stock (no par value) issued and outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report On Form 10-Q

For The Quarter Ended June 30, 2003

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	June 30, 2003 (Unaudited)	December 31, 2002
Assets		
Cash and due from banks	$11,348,387	$11,708,631
Interest-bearing deposits in other banks	5,004,430	1,372
Total Cash and Cash Equivalents	$16,352,817	$11,710,003
Federal funds sold	27,113,000	12,297,000
Investment Securities		
Available-for-sale, at fair value	15,746,131	13,076,237
Held-to-maturity, at cost	36,125,561	37,909,811
Total Investment Securities	$51,871,692	$50,986,048
Loans		
Real Estate	158,116,964	164,404,263
Commercial	78,148,140	79,785,705
Installment	14,607,019	15,620,783
Other	1,047,402	1,082,252
Total Loans	$251,919,525	$260,893,003
Allowance for credit losses	(5,738,962)	(5,417,920)
Net Loans	$246,180,563	$255,475,083
Loans held for sale	3,668,448	1,576,813
Premises and equipment, net	4,925,237	4,224,079
Accrued interest receivable	1,621,374	1,610,010
Other assets	13,161,069	8,273,965
TOTAL ASSETS	$364,894,200	$346,153,001
Liabilities		
Deposits		
Noninterest-bearing	$47,283,175	$31,234,875
Interest-bearing	227,587,708	226,728,670
Total Deposits	$274,870,883	$257,963,545
Short-term borrowings	23,740,068	24,047,779
Accrued interest payable	751,770	854,800
Other liabilities	1,412,843	951,196
Long-term debt	26,182,954	26,186,097
Total Liabilities	$326,958,518	$310,003,417
Stockholders' Equity		
Common stock, no par value, authorized 640,000 shares; issued 108,428 and 108,129 outstanding respectively	$10,336,295	$10,336,295
Treasury stock	(1,227,428)	(1,429,820)
Paid in capital	121,791	113,151
Retained earnings	28,687,477	27,113,719
Accumulated other comprehensive income		
Unrealized gains on securities	17,547	16,239
Total Stockholders' Equity	$37,935,682	$36,149,584
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$364,894,200	$346,153,001

The accompanying notes are an integral part of these financial statements.

3

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Quarter Ended June 30, 2003	For the Quarter Ended June 30, 2002	For the Six Months Ended June 30, 2003	For the Six Months Ended June 30, 2002
Interest Income				
Loans including fees	$4,225,415	$5,019,426	$8,701,536	$10,144,725
Investment securities				
Taxable	58,708	21,357	116,676	65,918
Exempt from federal tax	480,321	504,470	980,493	1,001,610
Interest on federal funds sold	69,456	23,926	109,399	84,774
Other interest income	60,281	35,659	378,695	163,153
	$4,894,181	$5,604,838	$10,286,799	$11,460,180
Interest Expense				
Deposits	$1,281,379	$1,564,277	$2,603,589	$3,236,783
Short-term borrowings	122,139	184,545	260,041	427,127
Long-term debt	285,951	240,981	568,809	444,829
	$1,689,469	$1,989,803	$3,432,439	$4,108,739
Net interest income	$3,204,712	$3,615,035	$6,854,360	$7,351,441
Provision for Credit Losses	162,000	211,000	324,000	422,000
Net interest income after provision for credit losses	$3,042,712	$3,404,035	$6,530,360	$6,929,441
Other Income				
Service fees and commissions	$212,355	$232,555	$409,037	$487,742
Investment security gains	0	0	0	7,350
Loan sale gains	176,071	42,787	364,912	94,593
Other	106,260	80,385	$205,530	$163,830
	$494,686	$355,727	$979,479	$753,515
Other Expense				
Salaries and employee benefits	$1,410,969	$1,342,286	$2,807,123	$2,692,209
Occupancy expenses	217,827	225,167	444,178	440,773
Data processing expenses	144,992	138,569	287,205	290,271
Marketing expenses	43,367	57,829	72,202	91,156
Directors fees	71,445	64,520	131,835	133,380
Other operating expenses	384,737	395,124	723,269	670,540
	$2,273,337	$2,223,495	$4,465,812	$4,318,329
Income before income taxes	$1,264,061	$1,536,267	$3,044,027	$3,364,627
Income tax expense	312,703	420,759	819,701	945,223
NET INCOME	$951,358	$1,115,508	$2,224,326	$2,419,404
Per Share				
Net income	$8.77	$10.26	$20.52	$22.22
Dividends declared	$0.00	$0.00	$6.00	$5.63
Weighted average shares outstanding	108,437	108,684	108,396	108,866

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

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	June 30, 2003			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Mortgage-backed securities	$1,031,725	$28,940	$0	$1,060,665
State and local governments	14,599,974	0	0	14,599,974
Money market funds	85,492	0	0	85,492
	$15,717,191	$28,940	$0	$15,746,131

	December 31, 2002			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Mortgage-backed securities	$1,109,454	$26,783	$0	$1,136,237
State and local governments	11,000,000	0	0	11,000,000
Money market fund	940,000	0	0	940,000
	$13,049,454	$26,783	$0	$13,076,237

The amortized cost and estimated fair value of securities held-to-maturity were as follows:

	June 30, 2003			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$36,125,561	$3,813,875	$0	$39,939,436
	$36,125,561	$3,813,875	$0	$39,939,436

6

This report may contain certain forward-looking statements, including without limitation, statements regarding results of operations, the adequacy of the allowance for loan losses, the amounts of charge-offs and recoveries, capital to assets ratios, capacity for paying dividends and liquidity. These forward-looking statements are inherently uncertain and actual results may differ from Company expectations. The following factors which, among others, could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the local economy; (iii) fluctuations in market rates and prices which can negatively affect net interest margin, asset valuations and expense expectations; and (iv) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies, which could have materially adverse effects on the Company's future operating results. When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties. All forward-looking statements contained in this report are based upon information presently available and the Company assumes no obligation to update any forward-looking statements.

Results of Operations

Net income for the quarter ended June 30, 2003, was $951,358, or $8.77 per share, a decrease of $164,150 or 15%, compared to $1,115,508, or $10.26 per share, for the corresponding period in 2002. This decrease was the result of lower net interest income and higher noninterest expenses, which more than offset a decrease in the provision for loan losses and higher noninterest income.

Net interest income for the quarter ended June 30, 2003, was $3,204,712, a decrease of $410,323 over the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

This decrease was primarily attributable to the lower average net interest rate spread, which fell from 4.15% during the second quarter of 2002 to 3.45% during the quarter ended June 30, 2003. The Company's yield on earning assets was 5.88% during the second quarter of 2003 compared to 7.10% during the quarter ended June 30, 2002. The average cost of funds was 2.43% during the second of 2003, a decrease of 52 basis points compared to the quarter ended June 30, 2002.

In the second quarter of 2003 the Company's provision for credit losses was $162,000 compared to $211,000 for the second quarter of 2002. Net recoveries were $15,551 in the second quarter of 2003 compared to net charge-offs of $286,364 during the corresponding period in the prior year.

Noninterest income for the three months ended June 30, 2003, was $494,686, an increase of $138,959 over the corresponding period in 2002. Gains from the sales of residential real estate loans increased by $133,284 during the second quarter of 2003. The Bank sold $15.4 million of mortgage loans in the second quarter of 2003 compared to $3.9 million during the second quarter of 2002. Commissions from sales of mutual funds and equity securities decreased $15,476 during the second quarter of 2003 compared to the corresponding period in the previous year. Increases in the cash surrender value of bank owned life insurance contracts totaled $18,800 during the second quarter of 2003.

Noninterest expense increased by $49,842 or 2% during the three months ended June 30, 2003, over the corresponding period in 2002. Salaries and benefits expense increased $68,683 or 5% over the corresponding period in 2002. This increase is the result of higher salaries and wages, which increased by $26,549 or 3% primarily as a result of regular salary increases and higher group health insurance expenses, which increased by $32,104 or 14%.

Return on average assets in the second quarter of 2003 was 1.09%, compared to 1.35% for the corresponding period in 2002. Return on average equity in the second quarter of 2003 was 10.1%, compared to 12.9% for the corresponding period in the prior year.

Financial Condition

Total assets increased by $18,741,199 between December 31, 2002, and June 30, 2003. Interest-bearing deposits in other banks increased by $5.0 million. The Bank purchased a $5 million short-term certificate of deposit that yields a higher rate of interest compared to federal funds sold. Federal funds sold increased by $14.8 million during the first six months. Total loans, including loans held for sale, decreased by $6.9 million during the first six months of 2003. The Bank sold $32.0 million of fixed rate mortgages to the secondary mortgage market. Other assets increased $4.9 million during the first six months. The Bank purchased $5 million of bank owned life insurance contracts. Total deposits increased by $16.9 million during the six month period ending June 30, 2003. The increases in total assets, federal funds sold and total deposits were all related to a $15.6 million increase in the short-term deposits of a commercial depositor.

The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

Loans secured by residential properties declined by $8.3 million during the first six months as borrowers continue to choose fixed rate loans for fifteen or thirty years during this historically low interest rate environment. The Bank sells substantially all of these fixed rate mortgage loans to the secondary mortgage market. Loans secured by commercial properties decreased by $3.9 million during the first six months of 2003. A commercial borrower refinanced $2.9 million with another financial institution during the first quarter. During the first six months, several agricultural borrowers secured their loans with real estate in order to lengthen the amortization period and reduce the payment amount. This resulted in an increase in agricultural loans secured by real estate and a decrease in other agricultural loans.

The allowance for credit losses increased by $321,042 during the six-month period ended June 30, 2003. The allowance equals 2.25% of total loans at June 30, 2003, compared to 2.06% at December 31, 2002. Nonaccrual loans totaled $6,313,733 at June 30, 2003, an increase of $223,241 compared to December 31, 2002. The Company's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.93% at June 30, 2003 compared to 3.87% at December 31, 2002. As of June 30, 2003, management has identified $15.4 million of potential problem loans compared to $13.9 million at year-end. Potential problem loans are loans that are performing but have a greater risk of nonperformance.

Demand deposits increased $16,048,300 or 51.4% during the first six months of 2003. The increase in demand deposits is attributable to a large commercial depositor whose balance as of June 30, 2003, was $15.6 million higher than at December 31, 2002. Interest bearing deposits increased by $859,038 or 0.4% between December 31, 2002, and June 30, 2003.

Stockholders' equity increased by $1,786,098 to $37,935,682 as of June 30, 2003. As of June 30, 2003, the Company's leverage ratio was 10.4%, the risk-based core capital ratio was 13.8% and the risk-based total capital ratio was 15.1%. The Company and the Bank continue to maintain capital levels well above the regulatory minimum levels.

Liquidity

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's needs for cash. Cash and cash equivalents increased by $4,642,814 during the first six months of 2003. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. The federal funds sold totaling $27.0 million and the available-for-sale investment portfolio amounting to $15.7 million as of June 30, 2003, are readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds the Company also has off-balance sheet sources available to meet liquidity needs. The Company has unused lines of credit of $36.4 million as of June 30, 2003. Management believes the Company's liquidity position as of June 30, 2003, is adequate under current economic conditions.

Off-Balance Sheet Arrangements

The Company and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Company and its subsidiaries have in particular classes of financial instruments.

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

Subsequent Events

On July 9, 2003, the Bank filed an application with the FDIC and the Wisconsin Division of Banking to establish a full service branch office at 400 High Street, Wrightstown, Wisconsin. Pending approval from the regulators, management anticipates opening the branch for service during the third quarter of 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk position has not materially changed from that disclosed in the Company's 2002 Form 10-K Annual Report.

Item 4. Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures prior to the filing date of this report. Based on that evaluation, management believes that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

(a)		The Company held its Annual Meeting of Shareholders on April 22, 2003.
(b)

Directors elected at the Annual Meeting were Edward Q. Opichka, D.D.S. and Thomas F. Wall. Directors whose term of office continued after the meeting were, Terese M. Deprey, Thomas N. Hartman, Darrell R. Lemmens, Mark E. Looker, B.E. Mleziva, D.V.M. and Norman F. Tauber.

(c)		The matters voted upon and the results of the voting were as follows:
	(1)	The shareholders elected the following nominees to the Board of Directors to serve a three year term expiring in 2006:
		Nominees	For	Withheld
		Edward Q. Opichka, D.D.S.	92,371	182
		Thomas F. Wall	92,371	182

	(2)	The ratification of the appointment of Williams Young, LLC as independent public accountants for the year ending December 31, 2003.
		For	Against	Abstain
		92,545	0	8

Item 6. Exhibits and Reports on Form 8-K

  Exhibits:

99.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.3 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company filed no reports on Form 8-K during the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENMARK BANCSHARES, INC. /s/ Darrell R. Lemmens
Date: July 16, 2003	Darrell R. Lemmens,
Principal Executive Officer,
Chairman of the Board, and
President /s/ Dennis J. Heim
Date: July 16, 2003	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer