Form 10-K/A
period 2002-12-31
DENMARK BANCSHARES INC
filed 2003-09-23
CIK 885531

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

                         Commission file number 0-21554

                            DENMARK BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

            Wisconsin                                    39-1472124
 -------------------------------            ------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No X

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

                       DOCUMENTS INCORPORATED BY REFERENCE

              Documents*                       Part of Form 10-K into Which
                                          Portions of Documents are Incorporated
Proxy Statement for Annual Meeting of
    Shareholders on April 22, 2003                      Part III

     *Only the portions of documents specifically listed herein are to be deemed incorporated by reference.

                            DENMARK BANCSHARES, INC.


                                                                        Page No.


PART I                                                                         3

Item 1.   Description of Business                                              3
Item 2.   Description of Property                                              7
Item 3.   Legal Proceedings                                                    8
Item 4.   Submission of Matters to a Vote of Security Holders                  8


PART II                                                                        8

Item 5.   Market for Common Equity and Related Stockholder
          Matters                                                              8
Item 6.   Selected Financial Data                                             10
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 11
Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk                                                         30
Item 8.   Financial Statements and Supplementary Data                         34
Item 9.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure                                 57


PART III                                                                      58

Item 10.  Directors and Executive Officers of the Registrant                  58
Item 11.  Executive Compensation                                              58
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                          58
Item 13.  Certain Relationships and Related Transactions                      59


PART IV                                                                       60

Item 14.  Controls and Procedures                                             60
Item 15.  Exhibits, Financial Statements and Reports on
          Form 8-K                                                            60

                                     PART I
                                     ------

ITEM 1.   DESCRIPTION OF BUSINESS
          -----------------------

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

                                                  Amounts in
                                                  Thousands
                                              ----------------
  Real Estate - Residential                    $    108,714
  Real Estate - Commercial                           38,770
  Real Estate - Agricultural                         27,661
  Real Estate - Construction                         10,384
  Commercial                                         28,719
  Agricultural                                       34,952
  Consumer and other loans                           11,693
                                              ----------------
        Total Loans                            $    260,893
                                              ================

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

ITEM 2.   DESCRIPTION OF PROPERTY
          -----------------------

     The following table sets forth certain information relating to the Company's corporate offices and other facilities, all of which are owned by the Company or its subsidiaries:

                Approximate
Location        Square Feet               Principal Uses
--------        -----------               --------------
Denmark           22,000        Principal corporate and banking offices
Bellevue          10,000        Branch bank
Maribel            2,400        Branch bank
Reedsville         3,700        Branch bank
Whitelaw           3,400        Branch bank
                                Investments, insurance and travel club
Denmark            5,000        (construction in progress)
Denmark            1,000        Insurance office occupied by McDonald

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

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     Neither the Company nor any of its subsidiaries is a party to any legal proceedings which, individually or in the aggregate, are material to the Company as a whole. From time to time the Company (through its subsidiaries) is involved in routine litigation, including collection matters.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.


                                     PART II
                                     -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------

The following table shows market price information and cash dividends paid for the Company's common stock:


                                Book Value
                              End of Quarter                   Market Value (1)                  Dividends
2001                            (Unaudited)                High                 Low              Paid (2)
----------------------------------------------------------------------------------------------------------
1st Quarter                     $    294                $   644               $   632             $ 5.13
2nd Quarter                          301                    664                   654
3rd Quarter                          294                    673                   500               5.38
4th Quarter                          306                    666                   629

2002
----------------------------------------------------------------------------------------------------------
1st Quarter                     $    311                $   659               $   642             $ 5.50
2nd Quarter                          321                    667                   653
3rd Quarter                          325                    688                   500               5.63
4th Quarter                          334                    696                   683

2003
----------------------------------------------------------------------------------------------------------
Through March 1                      N/A                $   702               $   702             $ 5.75

(1) In recent years the Common Stock has traded sparsely. To the knowledge of management the price of each share has ranged in value as shown in the table. There is no established market for the Common Stock of the Company and it is unlikely that such a market for the shares will develop in the foreseeable future. Most of the transactions at the prices reported in the table are purchases by the Company pursuant to a Stock Repurchase Policy. The Stock Repurchase Policy provides that shares offered to the Company may be purchased as an accommodation to shareholders at a specified percentage of book value computed as of the end of the month preceding the purchase. The applicable percentage was 205% of book value until March 27, 2001, and 210% of book value thereafter. The

     Board of Directors of the Company may consider changes in the applicable percentage at future meetings.

(2) The ability of the Company to pay dividends is subject to certain limitations. See "Stockholders' Equity" in Management's Discussion and Analysis.

As of March 1, 2003, the Company had 1,106 shareholders of record.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

                                                                                 Year Ended December 31,
                                                     ------------------------------------------------------------------------------
                                                          2002            2001            2000             1999            1998
                                                     -------------    ------------    ------------     ------------    ------------
 INCOME STATEMENT DATA

     Interest income                                  $   22,201      $   25,922      $   25,837       $   22,275       $   21,050
     Interest expense                                      7,971          13,403          15,504           11,599           10,772
                                                     -------------    ------------    ------------     ------------    ------------
         Net interest income                          $   14,230      $   12,519      $   10,333       $   10,676       $   10,278
     Less:  Provision for possible loan losses               944           2,132           3,564              312              390
                                                     -------------    ------------    ------------     ------------    ------------
         Net income after provision for possible
           credit losses                              $   13,286      $   10,387      $    6,769       $   10,364       $    9,888
                                                     -------------    ------------    ------------     ------------    ------------
     Plus:  Noninterest income                        $    1,707      $    1,430      $    1,042       $    1,070       $      955
     Less:  Noninterest expense                            8,452           8,219           7,456            6,951            6,421
                                                     -------------    ------------    ------------     ------------    ------------
         Net noninterest expense                      $   (6,745)     $   (6,789)     $   (6,414)      $   (5,881)      $   (5,466)
                                                     -------------    ------------    ------------     ------------    ------------
     Income before income taxes                       $    6,541      $    3,598      $      355       $    4,483       $    4,422
                                                     -------------    ------------    ------------     ------------    ------------
     Income tax expense                                    1,817             753            (390)           1,266            1,284
                                                     -------------    ------------    ------------     ------------    ------------
         Net income                                   $    4,724      $    2,845      $      745       $    3,217       $    3,138
                                                     =============    ============    ============     ============    ============

PER SHARE DATA (1)
     Net income                                       $    43.49       $   26.00         $  6.79            29.26            28.60
     Cash dividends declared                               11.38           10.88           10.00             8.63             6.75
     Book value (year end)                                334.32          305.60          290.89           292.51           275.06

BALANCE SHEET DATA
     Average balances:
         Total loans (includes loans held for
           sale)                                      $  266,004         275,629         268,719          237,017          206,422
         Investment securities                            42,580          38,145          42,872           42,614           32,130
         Assets                                          339,604         344,459         333,681          295,478          261,136
         Deposits                                        249,722         245,252         223,291          207,543          192,780
         Stockholders' equity                             34,929          32,835          33,066           31,462           29,052
     Year-end balances:
         Total loans (includes loans held for
           sale)                                      $  262,470         268,028         280,977          256,625          214,986
         Allowance for possible credit losses              5,418           5,524           6,572            3,283            3,059
         Investment securities                            50,986          37,823          43,046           42,128           43,571
         Assets                                          346,153         346,374         345,299          321,393          282,184
         Deposits                                        257,964         252,688         245,621          211,934          212,050
         Long-term debt                                   26,186          34,087          22,092           17,098           15,677
         Stockholders' equity                             36,150          33,371          31,872           32,121           30,141

FINANCIAL RATIOS
     Return on average equity                              13.52%           8.66%           2.25%           10.23%           10.80%
     Return on average assets                               1.39%           0.83%           0.22%            1.09%            1.20%
     Net interest spread (tax-equivalent)                   4.28%           3.41%           2.70%            3.30%            3.60%
     Average equity to average assets                      10.29%           9.53%           9.91%           10.65%           11.13%
     Allowance for credit losses to loans                   2.06%           2.06%           2.34%            1.28%            1.42%
     Non-performing loans to allowance for loan
       losses                                                112%            126%            235%             239%             129%


Dollars in thousands except per share data and financial ratios.


(1)  Adjusted to reflect 2-for-1 stock split effective June 11, 2002.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     Management's discussion and analysis of financial condition and results of operations of Denmark Bancshares, Inc. and its subsidiaries ("Company"), is intended as a review of significant factors affecting the Company's consolidated results of operations during the three-year period ended December 31, 2002, and the Company's consolidated financial condition at the end of each year during this period. This discussion should be read in conjunction with the "CONSOLIDATED FINANCIAL STATEMENTS" including the accompanying notes, and the "SELECTED FINANCIAL DATA" presented elsewhere in this report. The Company's subsidiaries are the Denmark State Bank ("Bank"), Denmark Agricultural Credit Corporation ("DACC") and the McDonald-Zeamer Insurance Agency, Inc. ("McDonald").

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

Critical Accounting Policies

     The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices in the banking industry. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on information available at the date of the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.

     Management believes that the Company's critical accounting policies are those relating to the allowance for loan losses and intangible assets.

Allowance for Loan Losses

     The allowance for loan losses ("ALLL") is an estimate of the losses that may be sustained in the loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the loan's or lease's contractual terms. Guidelines for determining allowances for loan losses are also provided in the SEC Staff Accounting Bulletin No. 102 - "Selected Loan Loss Allowance Methodology and Documentation Issues" and the Federal Financial Institutions Examination Council's interagency guidance, "Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions" (the "FFIEC Policy Statement").

     The Bank's and DACC's boards of directors have approved policies to provide management with a systematic methodology to determine an adequate allowance for loan losses. This methodology includes a systematic loan grading system that requires quarterly reviews, identification of loans to be evaluated on an individual basis for impairment, results of independent reviews of asset quality and the adequacy of the allowance by regulatory agencies, as an integral part of their examination process, and by external auditors, consideration of current trends and volume of total nonperforming, past-due, nonaccrual and potential problem loans, and consideration of national and local economic trends and industry conditions.

     In applying the methodology, nonaccrual loans, restructured loans and potential problem loans (other than loans secured by 1-to-4 family residential properties, loans secured by consumer personal property and unsecured loans), above a certain size, are reviewed to determine if they are impaired. Impaired loans are individually analyzed and an allowance amount calculated for each one of these loans, based on the estimated fair value of collateral, in conjunction with FAS 114. Loans that are not impaired are segmented into groups by type of loan. The following loan types are utilized so that each segment of loans will have similar risk factors; 1) residential real estate, 2) agricultural real estate, 3) commercial real estate, 4) agricultural, 5) commercial, 6) consumer installment, and 7) other. In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, the Bank and DACC further segregate loans that are not impaired by loan risk classification within each type of loan based on an assessment of risk for a particular loan. The applicable risk classifications are "special mention" and "substandard". A "substandard" loan is a loan that is inadequately protected by the current sound worth and paying capacity of the borrower or of any collateral. Loans classified "substandard" have well-defined weaknesses that jeopardize liquidation and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Loans classified "special mention" are one step above substandard; these loans contain some weakness which if not corrected or improved upon could lead to further deterioration and a lower rating. Risk factor percentages are applied to the identified segments of each of the nonclassified and classified portions of the portfolios to calculate an allowance in conjunction with FAS 5. These risk factor percentages are based on historical loan loss experience adjusted for current economic conditions and trends and internal loan quality trends.

     The foregoing calculations in accordance with FAS 114 and FAS 5 are used to confirm the adequacy and appropriateness of the ALLL as developed through provisions for credit losses charged to expense, recognizing that the ALLL represents an aggregation of judgments and estimates by management. Such calculations also influence the amount of future provisions for credit losses charged to expense, pending reapplication of the described systematic methodology.

     Management evaluates the adequacy of the ALLL on a quarterly basis and submits to the board of directors of the Bank each quarter a recommendation of the amount of a monthly provision for loan losses. If the mix and amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the ALLL and the provision for loan losses on the income statement could be materially affected. Management believes that the ALLL is adequate as of December 31, 2002.

     During 2001, the methodology for calculating the allowance for loan losses was changed to reflect the FFIEC Policy Statement, which was issued in July, 2001. The primary difference between the current methodology and the prior methodology is that the Company did not previously calculate an allowance amount for impaired loans when it determined the ALLL, nor did it exclude impaired loans from loans evaluated as a group. The changed methodology was applied retroactively to the year ended December 31, 2000, resulting in a restatement of the financial statements as of December 31, 2000, from those originally reported. (See Note 16 to Consolidated Financial Statements.)

Intangible Assets

     The Company has a core deposit intangible asset that was originated in connection with the Bank's expansion through an acquisition of an established branch operation in 1997. The acquisition did not meet the definition of a business combination in accordance with Statement No. 141. As such, the Company continues to amortize the intangible asset related to the acquisition over a period of fifteen years.

     Had management determined that this acquisition met the definition of a business combination, Statement No. 142 would have required the Company to evaluate the branch acquisition for impairment on an annual basis and record an impairment charge, if any, to earnings.

Results of Operations

     The following table sets forth certain items of income and expense as well as period-to-period percentage increases (decreases) for the Company on a consolidated basis during the most recent three fiscal years:


                                                                                                      Percent
                                                                                                Increase (Decrease)
                                                                                                -------------------
                                          2002              2001              2000           2002/01           2001/00
                                        --------          --------          --------       ----------        ----------
(In thousands)
Interest income                         $22,201           $25,922           $25,837          (14.4)%             0.3%
Interest expense                          7,971            13,403            15,504          (40.5)            (13.6)
Net interest income                      14,230            12,519            10,333           13.7              21.3
Provision for credit losses                 944             2,132             3,564          (55.7)            (40.2)
Noninterest income                        1,707             1,430             1,042           19.4              37.2
Noninterest expense                       8,452             8,219             7,456            2.8              10.2
Net income                                4,724             2,845               745           66.0             281.9

Earnings Performance

     The Company achieved record net income of $4,723,978 in 2002. This represents an increase of $1,878,852 or 66.0% compared to 2001 earnings. The increase in net income is primarily attributable to higher net interest income, a decrease in the provision for loan losses and higher noninterest income. Net interest income increased by $1,710,861 primarily as a result of a higher net interest spread. The provision for loan losses decreased by $1,188,500 for the reasons discussed below under Financial Condition - Allowance For Credit Losses. Noninterest income increased by $276,274 or 19.4% higher than 2001. These items more than offset higher noninterest expense, which increased by $232,861, and higher income tax expense, which increased by $1,063,922. The increase in noninterest expenses is primarily attributable to increases in salaries and employee benefits expense which increased $233,686 or 4.6% higher than 2001.

     The increase in net income in 2002 followed an increase of $2,099,831 in 2001 compared to 2000. The increase in net income was primarily attributable to higher net interest income which increased by $2,186,149 and a decrease of $1,431,035 in the provision for loan losses. The net interest spread was 3.41% during 2001 compared to 2.70% during 2000. Higher noninterest income also contributed to the improved performance during 2001 compared to the prior year. Noninterest income increased by $387,896 or 37.2% higher than 2000. This increase was primarily the result of gains on sales of loans. These items more than offset higher noninterest expense, which increased by $762,539 and higher income tax expense, which increased by $1,142,710. The increase in noninterest expenses was primarily attributable to increases in salaries and employee benefits expense which increased $401,032 or 8.6% higher than 2000, and higher other operating expenses which increased by $308,294 or 21.3% higher than 2000.

     On a per share basis, net income was $43.49 in 2002 compared with $26.00 in 2001 and $6.79 in 2000. Return on average assets for the Company was 1.39% in 2002 compared to .83% in 2001 and .22% in 2000. Return on average equity in 2002 was 13.52% compared to 8.66% and 2.25% in 2001 and 2000, respectively.

Net Interest Income

     Net interest income is the largest component of the Company's operating income. Net interest income represents the difference between interest income on earning assets, such as loans and securities, and the interest expense on deposits and other borrowed funds. Net interest income is affected by fluctuations in interest rates and by changes in the volume of earning assets and interest-bearing liabilities outstanding. Net interest income in the following discussion has been adjusted to a taxable equivalent level (tax-exempt interest has been increased to a level that would yield the same after-tax income had that income been subject to tax at a 34% tax rate) and therefore differs from the amount reported in the Consolidated Statements of Income.

     Net interest income on a taxable equivalent basis increased 13.4% or $1,807,331 from 2001 to 2002. The increase is primarily attributable to a higher net interest spread, which increased from 3.41% during 2001 to 4.28% during 2002. Net interest income spread is the difference between the average yield earned on assets and the average rate incurred on liabilities. The yield on earning assets fell by 96 basis points from 8.13% to 7.17% while the cost of funds decreased by 183 basis points from 4.72% to 2.89% resulting in an increase in net interest spread of 87 basis points. The net interest spread was 4.50% in the first quarter of 2002 and narrowed to 3.97% in the fourth quarter. Management expects the interest rate spread will narrow further during 2003 as the Company prices loan rates more aggressively in an effort to increase the loan portfolio size.

     As indicated in the tables presented on the following pages, changes in the volume and mix of earning assets and interest-bearing liabilities contributed $0.1 million to net interest income for 2002 compared to 2001, while changes in rates added $1.7 million for a total increase of $1.8 million. Average earning assets decreased by $6.5 million or 2.0% during 2002 compared to 2001. Average interest-bearing liabilities decreased by $8.3 million or 2.9% during 2002.

     Net interest income increased 20.7% or $2,310,504 from 2000 to 2001. The increase was primarily attributable to a higher net interest spread, which increased from 2.70% during 2000 to 3.41% during 2001. Management attributed the increase in net interest spread to the decline in market interest rates during 2001. Beginning on January 3, 2001, and ending on December 11, 2001, the Federal Reserve lowered the federal funds rate eleven times for a total reduction of 475 basis points. As a result, banks also lowered the prime rate of interest from 9.50% to 4.75% during the same time period. The Company's net interest spread improved during that rate environment because many of the Company's interest-bearing liabilities, including money market accounts, notes payable and certain FHLB advances, repriced almost immediately. Conversely, since the Company had few loans tied to prime, the loan portfolio did not reprice as quickly.

     Average earning assets increased by $10.6 million or 3.3% during 2001 compared to 2000. This increase generated $1.1 million of additional interest income. Average interest-bearing liabilities increased by $8.5 million or 3.1% during 2001. This increase in the volume of interest-bearing liabilities resulted in an increase to interest expense totaling $0.5 million. The net increase to interest income attributed to the increased volume and mix of earning assets and interest-bearing liabilities was $.6 million.

     The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates. Changes that are not due solely to volume or rate have been allocated to rate.


                                                                          Year Ended December 31,
                                          -----------------------------------------------------------------------------------------
                                                            2002                                           2001
                                          ------------------------------------------    -------------------------------------------
                                            Increase (Decrease) Due to Change In           Increase (Decrease) Due to Change In
                                          ------------------------------------------    -------------------------------------------
(In thousands)                              Average        Average         Total          Average        Average          Total
                                            Balance          Rate          Change         Balance          Rate          Change
                                          ------------    -----------    -----------    ------------    -----------    ------------
Interest income:
     Loans (1)                             $   (800)       $ (2,522)      $ (3,322)      $    580        $   (235)      $    345
     Taxable securities                         (46)           (180)          (226)          (659)             10           (649)
     Nontaxable securities (1)                  452            (164)           288            641            (281)           360
     Federal funds sold                         (55)           (250)          (305)           527            (394)           133
     Other investments                           18             (78)           (60)            25              (4)            21
                                          ------------    -----------    -----------    ------------    -----------    ------------
Total interest income                      $   (431)       $ (3,194)      $ (3,625)      $  1,114        $   (904)      $    210
                                          ------------    -----------    -----------    ------------    -----------    ------------
Interest expense:
     NOW accounts                          $     12        $    (93)      $    (81)      $     17        $    (76)      $    (59)
     Savings accounts                            36            (135)           (99)           (19)            (54)           (73)
     Money market accounts                       80          (1,451)        (1,371)            67          (1,094)        (1,027)
     Certificates and other time deposits      (138)         (2,503)        (2,641)         1,106            (322)           784
     Other borrowed funds                      (516)           (724)        (1,240)          (694)         (1,031)        (1,725)
                                          ------------    -----------    -----------    ------------    -----------    ------------
Total interest expense                     $   (526)       $ (4,906)      $ (5,432)      $    477        $ (2,577)      $ (2,100)
                                          ------------    -----------    -----------    ------------    -----------    ------------
Net interest income                        $     95        $  1,712       $  1,807       $    637        $  1,673       $  2,310
                                          ============    ===========    ===========    ============    ===========    ============

(1) Shown on a fully taxable equivalent basis assuming a Federal income tax rate of 34%.

     The Company's consolidated average statements of financial condition, interest earned and interest paid, and the average interest rates earned and paid for each of the last three years are:


                                         2002                                2001                                2000
                             --------------------------------   --------------------------------    --------------------------------
(In thousands)                Average     Income      Average    Average      Income     Average     Average      Income     Average
                               Daily       and       Yield or     Daily         and      Yield or     Daily         and     Yield or
                              Balance    Expense       Rate      Balance      Expense      Rate      Balance      Expense      Rate
                             ---------  ---------    --------   --------     --------    -------    ---------    --------    -------
ASSETS
Interest-earning assets:
  Loans (1) (2)              $266,004   $ 19,597      7.37%     $275,629     $ 22,919     8.32%     $268,719     $ 22,574     8.40%
Investment securities: (3)
  Taxable securities            5,432        141      2.60%        6,199          367     5.92%       17,630        1,016     5.76%
  Nontaxable securities (2)    37,148      3,062      8.24%       31,946        2,774     8.68%       25,242        2,414     9.56%
  Federal funds sold           12,339        194      1.57%       13,856          499     3.60%        5,675          366     6.45%
  Other investments             3,412        264      7.74%        3,239          325    10.03%        2,994          304    10.15%
                             ---------  ---------    --------   --------     --------    -------    ---------    --------    -------
     Total Earning Assets    $324,335   $ 23,258      7.17%     $330,869     $ 26,884     8.13%     $320,260     $ 26,674     8.33%
                             ---------  ---------    --------   --------     --------    -------    ---------    --------    -------


Noninterest-earning assets:
  Cash and due from banks    $  9,077                           $  7,330                            $  6,231
  Allowance for credit losses  (5,409)                            (6,307)                             (3,364)
  Premises and equipment        4,288                              4,585                               4,566
  Other assets                  7,313                              7,982                               5,988
                             ---------                          --------                            ---------
     TOTAL ASSETS            $339,604                           $344,459                            $333,681
                             =========                          ========                            =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  NOW accounts               $ 13,200   $     97      0.73%     $ 12,340     $    178     1.44%     $ 11,490     $    237     2.06%
  Savings accounts             15,512        161      1.04%       13,634          260     1.91%       14,470          332     2.29%
  Money market accounts        63,865        838      1.31%       61,641        2,209     3.59%       60,402        3,237     5.36%
  Time deposits               129,820      5,077      3.91%      132,179        7,718     5.84%      114,003        6,934     6.08%
  Other borrowed funds         53,097      1,798      3.39%       63,975        3,038     4.75%       74,892        4,763     6.36%
                             ---------  ---------    --------   --------     --------    -------    ---------    --------    -------
  Total Interest-Bearing
    Liabilities              $275,494   $  7,971      2.89%     $283,769     $ 13,403     4.72%     $275,257     $ 15,503     5.63%
                             ---------  ---------    --------   --------     --------    -------    ---------    --------    -------


Non-interest-bearing liabilities and stockholders'
equity:
  Demand deposits            $ 27,324                           $ 25,458                            $ 22,926
  Other liabilities             1,857                              2,397                               2,432
  Stockholders' equity         34,929                             32,835                              33,066
                             ---------                                                              ---------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY   $339,604                           $344,459                            $333,681
                             =========                          ========                            =========
  Net interest income and
    rate spread                         $ 15,287      4.28%                  $ 13,481     3.41%                  $ 11,171     2.70%
                                        =========    ========                ========    =======                 ========    =======

(1) Nonaccrual loans are included in the average daily balance figure, but interest income associated with these loans is recognized under the cash basis method of accounting.

(2) The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

(3)  Securities are shown at amortized cost.

Noninterest Income

     Total noninterest income was $1,706,713, an increase of $276,274 or 19.4% in 2002. The increase is primarily the result of higher gains from the sale of loans, which increased by $124,359. The Bank sold $39.4 million of residential real estate loans to the secondary mortgage market during 2002 compared to $26.9 million during the previous year. Mortgage refinancing activity was robust for the second consecutive year as long-term fixed mortgage rates fell by an average of 75 to 125 basis points during 2002. The Bank implemented service charge increases during the third quarter of 2001 and as a result overdraft fees and service charges on deposit accounts increased by $67,884 during 2002 compared to 2001. Commissions from insurance sales increased by $29,479. ATM and check card fees increased $14,257. Appraisal fees increased by $11,000 during 2002 compared to the previous year.

     Noninterest income increased by $387,896 in 2001 compared to 2000. The increase was primarily the result of higher gains from the sales of loans, which increased by $270,912. Appraisal fees were $33,800 higher during 2001 compared to the previous year. Commissions from insurance sales increased by $83,786 during 2001 compared to the previous year. The higher commissions were mostly attributable to bonuses received based on volume and loss experience from prior years. The Bank implemented service charge increases during the third quarter of 2001 and as a result overdraft fees increased $54,646 compared to 2000. Brokerage fees and commissions from the sales of common stocks, mutual funds and annuities decreased by $57,773 during 2001 compared to 2000. Management attributes the decline to the volatility in the equity markets and a slowing economy, which combined to curtail investment activity.

     The following table sets forth certain items of noninterest income:


                                                                                                              Percent
(In thousands)                                                                                          Increase (Decrease)
Noninterest income:                                  2002             2001            2000            2002/01         2001/00
                                                  ------------    -------------    ------------     -------------    -----------
     Service fees and commissions                  $    935         $    851        $    765              9.9%           11.2%
     Investment security gains                            7                6               0             16.7             N/A
     Loan sale gains                                    424              299              28             41.8           967.9
     Other                                              341              274             250             24.5             9.6
                                                  ------------    -------------    ------------     -------------    -----------
         Total noninterest income                  $  1,707         $  1,430        $  1,043             19.4%           37.1%
                                                  ============    =============    ============     =============    ===========

Noninterest Expense

     Salaries and employee benefits expense increased $233,686 or 4.6% in 2002. The increase is primarily attributable to an increase of $154,300 or 4.3% in salaries. The average number of full-time equivalent employees was 88 and 90 for the years ended December 31, 2002 and 2001, respectively. Occupancy expenses decreased by $54,180 primarily as a result of lower depreciation expense which fell $42,520. Data processing expenses increased by $27,877 or 5.2% as a result of additional fees incurred for internet banking and bill payment services that were offered beginning the second quarter of 2002. Marketing expenses increased by $37,472 or 17.7%. Additional marketing expenses were incurred to promote the use of internet banking and on-line bill payment services. Professional fees were $183,062 in 2002 compared to $142,681 in 2001, an increase of $40,381.
Professional fees include expenditures for legal, audit, tax and appraisal services. The increase is attributable to additional legal expenses incurred to collect delinquent loans, for services regarding the stock split and amendment to the articles of incorporation, and higher legal and audit fees incurred in connection with the MOU. FDIC deposit insurance assessment expenses increased by $33,881 as a result of the MOU in effect during 2002. Decreases in expenses on properties held as other real estate and a reduction in amortization of intangibles partially offset these increases in noninterest expense. Expenses associated with other real estate totaled $60,463, a decrease of $109,332 compared to 2001. These costs consisted primarily of insurance expenses, repairs and real estate taxes. Amortization of intangibles decreased by $52,012. During 2001, McDonald reduced goodwill associated with the previous purchases of insurance agencies by $62,914.

     The Company has begun construction of a new office building located in Denmark. The building, which will be completed in the third quarter of 2003 at estimated cost of $1 million, will have approximately 5,000 square feet of office space. The building will be occupied by the investment and travel club staff employees of the Bank and by the insurance staff of McDonald. Bank employees will occupy the building currently occupied by McDonald. This new office building will result in increased occupancy expenses for the Company.

     During 2001, salaries and employee benefits expense increased $401,032 or 8.6%. The increase was primarily attributable to an increase of $217,371 in salaries and higher insurance benefits which increased by $150,118. Occupancy expenses increased by $81,286 primarily as a result of higher depreciation expense which rose $51,510. Other operating expenses increased $308,294 or 21.3% in 2001. The Bank incurred $169,795 of expenses to repair and maintain properties acquired and held as other real estate during 2001. Professional fees were $142,681 in 2001 compared to $57,749 in 2000, an increase of $84,932. The increase was attributable to additional legal expenses incurred to collect delinquent loans and higher legal and audit fees incurred in connection with the restatement of the December 31, 2000, financial statements. The amortization of intangibles increased by $39,310 in 2001.

     The efficiency ratios (total noninterest expense divided by the sum of net interest income on a fully taxable equivalent basis and noninterest income excluding securities gains or losses) were 49.8%, 55.1% and 61.1% for the years ended December 31, 2002, 2001 and 2000, respectively.

     The following table sets forth certain items of noninterest expense:


                                                                                                              Percent
(In thousands)                                                                                          Increase (Decrease)
Noninterest Expense:                                 2002             2001            2000            2002/01         2001/00
                                                  ------------    -------------   -------------     -------------    -----------
     Salaries and employee benefits                $   5,279       $    5,045      $    4,644            4.6%             8.6%
     Occupancy expenses                                  843              897             816           (6.0)             9.9
     Data processing expenses                            550              523             551            5.2             (5.1)
     Marketing expenses                                  246              209             254           17.7            (17.7)
     Amortization of intangibles                         207              259             219          (20.1)            18.3
     Printing and supplies expenses                      192              180             192            6.7             (6.3)
     Directors and committee fees                        223              204             200            9.3              2.0
     Professional fees                                   183              143              40           28.0            257.5
     Other operating expenses                            729              759             540           (4.0)            40.6
                                                  ------------    -------------   -------------     -------------    -----------
         Total noninterest expense                 $   8,452       $    8,219      $    7,456            2.8%            10.2%
                                                  ============    =============   =============     =============    ===========

Financial Condition

     The following table sets forth certain assets and liabilities of the Company on a consolidated basis as of the end of each of the three most recent fiscal years and period-to-period percentage increases (decreases):


                                                                                                            Percentage
                                                                                                        Increase (Decrease)
(In thousands)                                       2002             2001            2000            2002/01         2001/00
                                                  ------------    -------------    ------------     -------------   ------------
Federal funds sold                                 $  12,297       $  20,856       $    5,328          (41.0)%          291.4%
Investment securities                                 50,986          37,823           43,046           34.8            (12.1)
Loans                                                262,470         268,028          280,977           (2.1)            (4.6)
Allowance for credit losses                           (5,418)         (5,524)          (6,572)          (1.9)           (15.9)
Total assets                                         346,153         346,374          345,299           (0.1)             0.3
Deposits                                             257,964         252,688          245,621            2.1              2.9
Other borrowed funds                                  50,234          58,348           65,108          (13.9)           (10.4)
Stockholders' equity                                  36,150          33,371           31,872            8.3              4.7

     Total assets at December 31, 2002, were $346.2 million. This represents a decrease of $.2 million, or 0.1% less than year-end 2001. Federal funds sold decreased by $8.6 million. The Bank purchased $11 million of short-term taxable municipals that were yielding about 25 basis points more than federal funds sold. Management attributes the lack of growth to several factors. During 2002, the Bank sold a record $39.4 million of fixed rate residential loans to the secondary mortgage market. Additionally, management was stressing credit quality and concentrating its efforts on collecting delinquent loans. The local economic conditions during 2002 further contributed to the lack of loan growth. The general economic climate, other than housing, could be characterized as slow. Also, the agricultural economy has been hampered by low milk prices. The effect of these local economic conditions on the Bank's loan origination activities and asset quality is similar to the effects experienced in previous downturns.

     At December 31, 2001, total assets increased by $1.1 million or 0.3% higher than the previous year-end. Total loans declined by $12.9 million or 4.6% lower than the previous year-end. The decrease in loans was primarily attributable to the sale of $26.6 million of fixed-rate residential loans to the secondary mortgage market. Available-for-sale investment securities declined by $14.7 million compared with the previous year-end. During 2001, $13.5 million of U.S. Government agency securities were called. The proceeds were used primarily to increase the tax-exempt (classified as held-to-maturity) securities portfolio in order to reduce taxable income. Federal funds sold increased by $15.5 million primarily as a result of the liquidity provided by the sale of loans. Total deposits increased by $7.1 million or 2.9% higher than the previous year-end. The deposit growth, combined with the decline in the loan portfolio, allowed the Company to reduce other borrowings by $6.8 million.

Investments

     The investment portfolio is managed to provide liquidity and a stable source of income. Taxable securities are purchased and designated as available-for-sale to provide liquidity to meet loan growth or deposit withdrawals. Purchases of taxable securities are limited to maturities or average lives of five years or less. Non-taxable securities are purchased and designated as held-to maturity. Generally these purchases are securities issued by state and local municipalities with maturities of 15 to 19 years and some protection against early calls (usually around 10 years). These purchases are made to take advantage of upward sloping yield curves that reward long-term investors with higher interest rates and favorable interest rate spreads when compared to U.S. Treasury and U.S. Agency securities. No securities are purchased for trading purposes.

     Investment balances in various categories at the end of each of the last three years were as follows:


                                                                              December 31,
                                       -------------------------------------------------------------------------------------------
                                                  2002                           2001                            2000
                                       ---------------------------    ----------------------------    ----------------------------
                                        Amortized         Fair         Amortized          Fair         Amortized          Fair
(In thousands)                            Cost           Value            Cost           Value            Cost           Value
                                       ------------    -----------    -------------    -----------    -------------    -----------
U.S. Government agencies                $       0       $       0      $       0        $       0      $  13,498        $  13,382
Mortgage-backed securities                  1,109           1,136          1,523            1,537          3,085            3,072
State and municipal securities             48,910          51,081         36,026           36,641         26,578           27,475
Other securities                              940             940            260              260             15               15
                                       ------------    -----------    -------------    -----------    -------------    -----------
         TOTAL                          $  50,959       $  53,157      $  37,809        $  38,438      $  43,176        $  43,944
                                       ============    ===========    =============    ===========    =============    ===========

Securities available-for-sale and securities held-to-maturity are combined in the table presented above.

     At December 31, 2002, the carrying value of investment securities totaled $51.0 million, an increase of $13.2 million, or 34.8% higher than year-end 2001. The Bank held $11 million in short-term taxable municipal securities at year-end. The securities, yielding 1.5%, were purchased as an alternative to short-term federal funds sold, which were yielding 1.25% at year-end. The U.S. Government agencies as of year-end 2000 consisted of callable securities, which were called prior to maturity because of the lower short-term interest rates prevailing during 2001. The municipal securities portfolio increased by $9.4 million during 2001 in order to increase tax-exempt income. The securities purchased consisted of general obligation and revenue bonds with a minimum A rating (except for non-rated Wisconsin municipalities) with 15 to 17 year final maturities. These securities provided favorable tax equivalent yields compared to the yields on taxable securities. The carrying value at December 31, 2002, includes $26,783 of net unrealized gains on available-for-sale securities compared to $14,890 of net unrealized gains at year-end 2001. The net unrealized gains of the held-to-maturity securities amounted to $2,171,295 as of December 31, 2002, compared to $615,195 at year-end in 2001.

     The following table shows the maturities of investment securities at December 31, 2002, and the weighted average yields of such securities:


                                   U.S. Government State and Municipal Other
                                    Securities Total Securities Agencies and
                                   Mortgage-Backed
                                     Securities                Securities
                               ----------------------    ----------------------     --------------------   ---------------------
                               Amortized                 Amortized                  Amortized               Amortized
(In thousands)                    Cost        Yield         Cost         Yield         Cost       Yield       Cost        Yield
                               ---------    ---------    ---------     --------     ---------    -------   ----------    -------
Due in one year or less         $     0          -        $12,509        2.64%       $   940      1.05%     $ 13,449      2.53%
Due from one to five years        1,060       6.06%         5,219        8.57%             -         -         6,279      8.14%
Due from six to ten years            49       5.90%         4,450        8.80%             -         -         4,499      8.77%
Due after ten years                   0          -         26,732        7.90%             -         -        26,732      7.90%
                               ---------    ---------    ---------     --------     ---------    -------   ----------    -------
     TOTAL                      $ 1,109       6.05%       $48,910        6.71%       $   940      1.05%     $ 50,959      6.59%
                               =========    =========    =========     ========     =========    =======   ==========    =======

     Yields on tax-exempt securities have been computed on a fully taxable equivalent basis, assuming a Federal income tax rate of 34%. See Note 8 - Income Taxes in the Notes To Consolidated Financial Statements for information concerning the effect of tax-exempt income on the Company's effective tax rate and the amount of applicable income taxes reported. Mortgage-backed securities are allocated according to their expected prepayments rather than their contractual maturities. Money market mutual funds classified as other securities have been included in "Due in one year or less" in the table above. The average maturity of the portfolio was 10.8 years as of December 31, 2002, compared to
10.9 years and 6.5 years at year-end in 2001 and 2000, respectively. Securities available-for-sale and securities held-to-maturity are combined in the table presented above.

     The following table shows the average balance and tax equivalent yield for each of the last three years:


                                                                                December 31,
                                            --------------------------------------------------------------------------------------
                                                       2002                           2001                         2000
                                            ---------------------------                                   ------------------------
                                              Average                        Average                       Average
(In thousands)                                Balance         Yield          Balance         Yield         Balance        Yield
                                            ------------    -----------     -----------     ---------     -----------   ----------
Taxable securities                             $ 5,432        2.60%           $ 6,199        5.92%          $17,630       5.76%
 ontaxable securities                           37,148        8.24%            31,946        8.68%           25,242       9.56%
                                            ------------    -----------     -----------     ---------     -----------   ----------
     TOTAL                                     $42,580        7.52%           $38,145        8.23%          $42,872       8.00%
                                            ============    ===========     ===========     =========     ===========   ==========

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

Loans

     The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type at the end of the last three years:


                                                                           December 31,
                                  ------------------------------------------------------------------------------------------------
                                              2002                             2001                              2000
                                  -----------------------------    ------------------------------    -----------------------------
(In thousands)                       Amount             %              Amount             %              Amount             %
                                  --------------    -----------    ---------------                   ---------------    ----------
Real Estate:
     Residential                   $   108,714         41.7%        $   122,765          46.3%        $   135,732         48.4%
     Commercial                         38,770         14.9%             35,760          13.5%             35,988         12.8%
     Agricultural                       27,661         10.6%             27,870          10.5%             27,250          9.7%
     Construction                       10,384          4.0%             11,152           4.2%             10,891          3.9%
                                  --------------    -----------    ---------------    -----------    ---------------    ----------
                                   $   185,529         71.1%        $   197,547          74.5%        $   209,861         74.8%
                                  --------------    -----------    ---------------    -----------    ---------------    ----------
Commercial                              28,719         11.0%             26,095           9.8%             29,071         10.3%
Agricultural                            34,952         13.4%             30,631          11.6%             29,929         10.7%
Consumer and other                      11,693          4.5%             10,834           4.1%             11,811          4.2%
                                  --------------    -----------    ---------------    -----------    ---------------    ----------
     TOTAL                         $   260,893        100.0%        $   265,107         100.0%        $   280,672         99.9%
                                  ==============    ===========    ===============    ===========    ===============    ==========

     The following table sets forth the maturities of various categories of loans (excluding loans held-for-sale) by primary collateral at December 31, 2002:


 (In thousands)                                 Due in One Year         Due from One           Due after               Total
                                                    or Less             to Five Years          Five Years
                                                -----------------      ----------------      ---------------      -----------------
Real Estate:
Residential                                       $     81,608           $     26,582          $      524           $    108,714
Commercial                                              20,995                 17,637                 138                 38,770
Agricultural                                            17,958                  7,716               1,987                 27,661
Construction                                             7,440                  2,944                   0                 10,384
                                                -----------------      ----------------      ---------------      -----------------
Sub-total Real Estate Loans                       $    128,001           $     54,879          $    2,649           $    185,529
                                                -----------------      ----------------      ---------------      -----------------
Commercial                                        $     18,365           $      9,544          $      810           $     28,719
Agricultural                                            29,670                  4,923                 359                 34,952
Consumer and other                                       2,935                  8,165                 593                 11,693
                                                -----------------      ----------------      ---------------      -----------------
         TOTAL                                    $    178,971           $     77,511          $    4,411           $    260,893
                                                =================      ================      ===============      =================

     Loans maturing in more than one year at December 31, 2003, by fixed or variable rate are as follows:


(In thousands)                                    Fixed Rate           Variable Rate            Total
                                               ------------------    ------------------    -----------------
Commercial and Agricultural                      $     39,924          $      3,190          $   43,114
Other                                                  38,603                   205              38,808
                                               ------------------    ------------------    -----------------
         TOTAL                                   $     78,527          $      3,395          $   81,922
                                               ==================    ==================    =================


     Loans secured by residential mortgages totaling $108.7 million or 41.7% of total loans represent the Company's largest single category of loans. These loans are substantially all fixed rate loans with original terms of one, three and five years. At the end of the original term the notes are renewed, subject to updated credit and collateral valuation information but generally without fees or closing costs to the customer. Virtually all of these notes amortize principal indebtedness over a fifteen to thirty-year period, and are repriceable at fixed rates that generally follow prevailing longer-term rates.

     During the past two years, borrowers have increasingly chosen to lock in rates for fifteen or thirty years to take advantage of the historically low mortgage rates. These fixed-rate loans are originated and sold by the Bank to the secondary mortgage market. The Company's policy of selling these loans after origination has resulted in a declining residential real estate portfolio held by the Company. This decline in the largest single category of loans held to maturity by the Company has been only partially offset by small increases in commercial and agricultural loans, and led to a 7.0% decrease in total loans (excluding loans held for sale) between December 31, 2000 and December 31, 2002. However, origination of residential mortgages did not experience a corresponding decline, and the Company expects that an increase in interest rates will result in a greater percentage of residential mortgages originated by the Company being held to maturity.

     At December 31, 2002, $62.6 million or 24% of the Company's outstanding loans were deemed "agriculture-related", constituting the highest industrial concentration in the portfolio. Of these loans, over 90% relate directly to the dairy farming industry. Most of these notes are written on a one-year basis, which allows the Company to review credit information and collateral values annually to ensure continued loan quality.

     The Company does not make unsecured loans other than credit card advances, which aggregated $645,864 or .25% of total loans outstanding, personal reserve overdraft protection accounts, which aggregated $347,496 or .13% of total loans outstanding and deposit account overdrafts totaling $88,892 at December 31, 2002.

     The following table shows nonaccrual loans by primary collateral as of the end of each of the last three years:


                                                                December 31,
                                    ----------------------------------------------------------------------
                                           2002                     2001                      2000
                                    -------------------      -------------------       -------------------
Secured By Real Estate
     Residential                       $   2,228,345            $   3,100,803             $   1,658,821
     Agricultural                            379,265                  426,402                   243,680
     Commercial                            2,129,183                1,689,678                 2,591,900
                                    -------------------      -------------------       -------------------
         Subtotal                      $   4,736,793            $   5,216,883             $   4,494,401
Secured by commercial assets                 972,507                1,629,967                 3,445,837
Secured by agricultural assets               317,470                   13,788                     2,118
Secured by other assets                       63,722                  122,821                   203,163
                                    -------------------      -------------------       -------------------
         TOTAL                         $   6,090,492            $   6,983,459             $   8,145,519
                                    ===================      ===================       ===================

     Approximately 78% or $4.7 million, of the total nonaccrual loans at December 31, 2002, are secured by real estate. Management considers these loans adequately secured. Business assets secure approximately 16% or $1.0 million, of the total nonaccrual loans at year-end. Of the nonaccrual loans secured by business assets, $385,013 are secured by equipment used in logging and lumber businesses, and $291,861 are secured by trucking equipment. These loans are marginally secured and management expects some charge-offs to occur in 2003. The Bank has initiated legal proceedings against several of the borrowers whose loans are nonperforming as of year-end.

     The Company has no accruing loans that are past due 90 days or more. The Bank's policy is to place in nonaccrual status all loans which are contractually past due 90 days or more as to any payment of principal or interest and all other loans as to which reasonable doubt exists as to the full, timely collection of interest or principal based on management's view of the financial condition of the borrower. Previously accrued but uncollected interest on loans placed on nonaccrual status is charged against the current earnings, and interest income thereafter is recorded only when received.

     Restructured loans at December 31, 2002, were $1,027,966 compared to $886,617 and $3,507,825 as of year-end 2001 and 2000, respectively. Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate. The restructured loans at year-end involved the lengthening of the amortization period. Restructured loans declined at year-end 2001 compared to the previous year-end because a $1.8 million loan previously considered restructured is performing as agreed since the second quarter of 1999 and is paying a market rate and consequently is no longer considered restructured, and a $1.0 million loan was transferred to other real estate owned during 2001.

     Potential problem loans totaled $13,898,552 as of December 31, 2002. Potential problem loans are accruing loans in which there exists doubt as to the ability of the borrower to comply with present loan repayment terms. Management's decision to place loans in this category does not necessarily mean that the Company expects losses to occur on these loans, but that management recognizes that a higher degree of risk is associated with these accruing loans and they deserve closer scrutiny. The potential problem loans are not concentrated in a particular industry or type.

     Other real estate owned, which is included in other assets, totaled $780,674, $1,129,506, and $119,449 at December 31, 2002, 2001 and 2000,
respectively. The other real estate held at December 31, 2002, consisted of three residential properties totaling $432,884 and three commercial properties totaling $347,790 acquired in satisfaction of loans.

     The following table sets forth certain data concerning nonaccrual loans, restructured loans and other real estate owned (property acquired through foreclosure or in satisfaction of loans):


                                                                             December 31,
                                    ------------------------------------------------------------------------------------------------
                                                2002                             2001                              2000
                                    -----------------------------     ----------------------------     -----------------------------
(In thousands)                                        % of Total                      % of Total                         % of Total
                                       Amount           Loans            Amount         Loans             Amount           Loans
                                    ------------     ------------     -----------    -------------     ------------     ------------
Nonaccrual loans (1)                 $   6,090           2.32%         $   6,983         2.61%          $   8,146           2.90%
Restructured loans (2)                       -              -                  -            -               1,758           0.63%
                                    ------------     ------------     -----------    -------------     ------------     ------------
     TOTAL                           $   6,090           2.32%         $   6,983         2.61%          $   9,904           3.53%
                                    ============     ============     ===========    =============     ============     ============
Other real estate owned              $     781                         $   1,130                        $     119
                                    ============                      ===========                      ============

(1)  Includes impaired loans of $3,158,831, $3,838,623 and $6,546,199 as of
     December 31, 2002, 2001 and 2000, respectively.

(2) Excludes restructured loans of $1,027,966, $866,617 and $1,750,072 as of the years ended December 31, 2002, 2001 and 2000, respectively, which are included with nonaccrual loans.

See Note 11 - Related Party Transactions in the Notes To Consolidated Financial Statements for information concerning aggregate loans to related parties.

Allowance For Credit Losses

     The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collection of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit. The evaluations take into consideration a number of factors, including the Bank's and DACC's loss experience in relation to outstanding loans and the existing level of the allowance for credit losses, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, regular examinations and appraisals of loan portfolios conducted by state and federal supervisory agencies, and current and anticipated economic conditions. The Company applies risk factor percentages to certain categories of loans to estimate an adequate allowance for loan losses. Impaired loans are evaluated individually to determine an allowance related to those loans. The allowance for credit losses represents management's best judgment as to a prudent aggregate allowance in connection with the total loan portfolio.

     At December 31, 2002, the Company's investment in impaired loans totaled $3,676,944 compared to $4,475,345 one year earlier. The reduction in impaired loans at year-end is primarily the result of charging-off $1.0 million of these loans and transferring $.3 million to other real estate during 2002. The impaired loans required a related allowance for credit losses of $320,670 at December 31, 2002. Impaired loans are measured at the estimated fair value of the collateral.

     In 2002 the Company's provision for credit losses was $944,000 compared to $2,132,500 and $3,563,535 during 2001 and 2000, respectively. Net charge-offs were $1,050,373 for the year ended December 31, 2002, compared to net charge-offs of $3,179,768 and $274,786 for the years ended 2000 and 1999, respectively. The ratio of allowance for credit losses to total loans was 2.06% at December 31, 2002, representing no change from the previous year-end. The net decrease to the allowance was $106,373 or 1.9% lower than year-end 2001. Although the allowance for losses declined at year-end because net-charge-offs exceeded the provision for loan losses, the allowance for losses was deemed adequate because total loans outstanding (excluding loans held for sale) declined by $4.2 million, the portion of the allowance required for impaired loans fell by $.4 million and the volume of nonaccrual and past due loans declined compared to the previous year-end. In determining the adequacy of the allowance for losses at year-end the Company utilized the same risk factor percentages for loans other than agricultural loans and impaired loans that it used at December 31, 2001. The risk factors for agricultural real estate loans and other agricultural loans were slightly increased because of the potential for increased risk as a result of the prolonged drop in the price of milk.

     The Company's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.87% at December 31, 2002, compared to 4.27% and 3.99% at December 31, 2001 and 2000, respectively.

     The Company's portfolio is heavily concentrated in the Bank's three-county primary service area and would be subject to fluctuations in local economic conditions. The Company does have a concentration of agricultural-related loans amounting to approximately 24.0% of total loans as of December 31, 2002. The factors that influence the agricultural economy are complex and difficult to predict. The prices paid to dairy farmers for milk have fluctuated significantly during the last three years. Management believes these price fluctuations are cyclical and underwriting practices have taken these fluctuations into consideration. Agricultural loans more than 30 days past due (including nonaccrual loans) totaled $1,613,587 at December 31, 2002. This represents .62% of total loans outstanding and 15.9% of the Company's total past due loans. During 2002 there were $149,745 of net charge-offs on loans considered agricultural-related compared to $5,590 of net recoveries during 2001. Management does not believe that these risks associated with the Company's loan portfolio have changed materially during the past three years.

     Management believes its allowance for credit losses as of December 31, 2002, of $5,417,920 (equal to 2.06% of the total loans) is adequate to cover credit risks in the loan portfolio.

     Changes in the allowance for credit losses in each of the three most recent years were as follows:


                                                                                    Year Ended December 31,
                                                               -------------------------------------------------------------------
                                                                      2002                    2001                    2000
                                                               -------------------     -------------------     -------------------
Balance - beginning of year                                     $     5,524,293         $     6,571,561         $     3,282,812
Charge-offs:
     Residential real estate                                    $       173,175         $        52,000         $        11,186
     Commercial real estate                                             263,324                 788,790                       0
     Agricultural real estate                                            25,000                       0                       0
     Commercial loans                                                   597,416               2,323,130                 215,532
     Agricultural  loans                                                130,000                       0                  55,122
     Credit cards and related plans                                      26,869                  13,997                   5,156
     Other consumer                                             $        82,341                  49,603                  16,339
                                                               -------------------     -------------------     -------------------
                                                                $     1,298,125         $     3,227,520         $       303,335
                                                               -------------------     -------------------     -------------------

Recoveries:
     Residential real estate                                    $        24,824         $        25,469         $             0
     Commercial real estate                                             151,773                       0                       0
     Agricultural real estate                                                 0                       0                       0
     Commercial loans                                                    38,154                   9,302                   1,932
     Agricultural  loans                                                  5,255                   5,590                   5,590
     Credit cards and related plans                                       1,620                   1,168                     155
     Other consumer                                                      26,126                   6,223                  20,872
                                                               -------------------     -------------------     -------------------
                                                                $       247,752         $        47,752         $        28,549
                                                               -------------------     -------------------     -------------------

Net charge-offs                                                 $     1,050,373         $     3,179,768         $       274,786
                                                               -------------------     -------------------     -------------------

Provision charged to operations                                 $       944,000         $     2,132,500         $     3,563,535
                                                               -------------------     -------------------     -------------------

Balance - end of year                                           $     5,417,920         $     5,524,293         $     6,571,561
                                                               ===================     ===================     ===================

Ratio of net charge-offs during the year to average loans
   outstanding during the year                                         0.39%                   1.15%                   0.10%
                                                               ===================     ===================     ===================

Ratio of allowance for credit losses to total loans at the
   end of year                                                         2.06%                   2.06%                   2.34%
                                                               ===================     ===================     ===================

     In 2002 the Company's ratio of charge-off loans to average loans outstanding was .49% compared to 1.17% and .11% during 2001 and 2000, respectively. The charge-offs during 2002 include $182,000 of loans secured by a restaurant. The remaining balance of loans to this borrower totaled $380,473 as of December 31, 2002. These loans are included in the impaired and nonaccrual loan totals at year-end and foreclosure proceedings have commenced. The 2002 charge-offs also include $368,949 attributable to three borrowers that derived their income from the sale of used automobiles and parts.

     The charge-offs during 2001 included $2.2 million attributable to four borrowers that derived their income from the sale of used automobiles and parts. Weaknesses in the Bank's floor plan lending procedures combined with apparent fraud on the part of the borrowers contributed to the losses. Assets subject to security interests were sold without a corresponding reduction of the loans. The Company does not expect future recoveries from these borrowers. The 2001 charge-offs also included $346,000 of a loan to a real estate developer. During 2002, the borrower provided additional collateral in the form of undeveloped residential lots and recoveries totaling $148,884 were recorded when lots were sold. Management expects to recover the remaining charge-off when additional lots are sold.

Deposits

     The following table sets forth the deposits as of the end of each of the three most recent fiscal years and period-to-period percentage increases (decreases):


                                                                                                                Percent
                                                                                                          Increase (Decrease)
(In thousands)                                        2002             2001              2000           2002/01        2001/00
                                                  -------------    -------------     -------------     ----------     ----------
Non-interest bearing accounts                       $  31,235        $  30,187         $  33,635          3.5%         (10.3)%
NOW accounts                                           14,873           13,732            13,094          8.3            4.9
Savings accounts                                       16,255           14,135            13,505         15.0            4.7
Money market accounts                                  63,468           64,687            56,409         (1.9)          14.7
Certificates of deposit and other time
  deposits                                            132,133          129,947           128,978          1.7            0.8
                                                  -------------    -------------     -------------     ----------     ----------
     Total deposits                                 $ 257,964        $ 252,688         $ 245,621          2.1%           2.9%
                                                  =============    =============     =============     ==========     ==========

     At December 31, 2002, total deposits were $257,963,545, an increase of $5,275,873 or 2.1% compared to December 31, 2001. The increase in savings accounts resulted primarily from depositors that shifted funds from money market accounts to avoid service charges after the minimum balance required on money market accounts was increased. The combined balances of money market and passbook savings accounts increased $.9 million or 1.1% at year-end while certificates of deposit increased by $2.2 million or 1.7%. Management did not aggressively seek deposits during 2002 because of the lack of need for funds due to the lack of loan growth during this period, as described above under "Loans." The Bank continues to face strong competition for core deposits in all of its market areas.

     Total deposits increased $7,066,369 or 2.9% at December 31, 2001, compared to year-end 2000. The decrease in non-interest bearing deposits was primarily attributable to a business depositor whose balance at year-end was $3.2 million lower than the previous year-end. The combined balances of money market and passbook savings accounts increased $8.9 million or 12.7% at year-end 2001 compared to the previous year-end. Management attributed the growth in liquid savings accounts during 2001 and the flatness of growth in certificates of deposit to the low interest rate environment.

     The following table shows, as of December 31, 2002, the maturities of time certificates of deposit in amounts of $100,000 or more and other time deposits in amounts of $100,000 or more:


                                            3 Months          3 to 6           7 to 12           Over 12
                                            Or Less           Months            Months            Months            Total
                                          -------------    --------------    -------------     -------------    --------------
(In thousands)
Certificates of deposit                    $   3,738        $   3,068         $   8,361         $     9,924      $   25,091
Other time deposits                                0              101               830               5,354           6,285
                                          -------------    --------------    -------------     -------------    --------------
     Total                                 $   3,738        $   3,169         $   9,191         $    15,278      $   31,376
                                          =============    ==============    =============     =============    ==============

Other Borrowed Funds

     The following sets forth information concerning other borrowed funds for the Company during each of the last three years:


                                                                                            December 31,
                                                                         ---------------------------------------------------
(In thousands)                                                               2002               2001              2000
                                                                         --------------    ---------------    --------------
Short-term borrowings:
     Notes payable to banks                                                $   24,048        $   24,261         $   26,237
     Federal Home Loan Bank advances                                                0                 0             16,300
     Securities sold under agreements to repurchase                                 0                 0                478
                                                                         --------------    ---------------    --------------
         Total short-term borrowings                                       $   24,048        $   24,261         $   43,015
                                                                         --------------    ---------------    --------------


Long-term debt:
     Federal Home Loan Bank advances                                       $   24,000        $   32,000         $   22,000
     Other long-term debt                                                       2,186             2,087                 92
                                                                         --------------    ---------------    --------------
         Total long-term debt                                              $   26,186        $   34,087         $   22,092
                                                                         --------------    ---------------    --------------
               Total other borrowed funds                                  $   50,234        $   58,348         $   65,107
                                                                         ==============    ===============    ==============

Short-term borrowings:
     Average amounts outstanding during the year                           $   27,707        $   31,129         $   51,417
     Average interest rates on amounts outstanding during the year            2.49%             4.84%              6.46%
     Weighted average interest rate at year end                               2.42%             2.51%              6.87%
     Maximum month-end amounts outstanding                                 $   30,852        $   42,215         $   64,935

     The Company utilizes a variety of short-term and long-term borrowings as a source of funds for the Company's lending and investment activities and for general business purposes. The Company has in place asset/liability and interest rate risk guidelines that determine in part whether borrowings will be short-term or long-term in nature. Federal Home Loan Bank (FHLB) advances and notes payable to banks consist of secured borrowing under existing lines of credit. At December 31, 2002, the Company had $91.2 million of established lines of credit.

     DACC's primary sources of funding are short-term and long-term notes payable to banks. As of December 31, 2002, DACC had established lines of credit of $35 million of which $21.4 million were drawn in the form of short-term notes payable and $2.1 million in long-term notes payable.

     Deposit growth during the last two years, combined with the decline in total loans, allowed the Bank to reduce borrowings from the FHLB during the last two years. The total of short and long-term advances decreased by $6.0 million from $32.0 million at December 31, 2001, to $24.0 million at year-end. This followed a decrease of $6.3 million from $38.3 million at year-end 2000 to $32 million as of year-end 2001.

     During 2002, the Company replaced maturing FHLB advances with five-year fixed-rate borrowings because of the low interest rate environment and the expectation for higher rates.

     Note 7 - Long-Term Debt of the Notes To Consolidated Financial Statements contains information concerning the significant terms of the long-term borrowings.

Stockholders' Equity

     Pursuant to regulations promulgated by the Federal Reserve Board, bank holding companies are required to maintain minimum levels of core capital as a percentage of total assets (leverage ratio) and total capital as a percentage of risk-based assets. Under these regulations, the most highly rated banks must meet a minimum leverage ratio of at least 3%, while lower rated banks must maintain a ratio of at least 4%. The regulations assign risk weightings to assets and off-balance sheet items and require a minimum risk-based capital ratio of 8%. At least half of the required 8% must consist of core capital. Core capital consists principally of shareholders' equity less intangibles, while qualifying total capital consists of core capital, certain debt instruments and a portion of the allowance for credit losses. The table set forth below describes the ratios of the Company as of the end of the three most recent years, and the applicable regulatory requirements.


                                                                      Ratios as of December 31,
                                                           -------------------------------------------------
                                                                             December 31,
                                                           -------------------------------------------------
                                                               2002              2001              2000              Regulatory
                                                                                                                    Requirements
                                                           -------------     -------------     -------------      ----------------
Equity as a % of assets                                        10.4%              9.6%              9.2%                  N/A
Core capital as a % of average assets                           9.9%              9.1%              8.7%                 4.0%
Core capital as a % of risk-based assets                       13.4%             12.8%             12.1%                 4.0%
Total capital as a % of risk-based assets                      14.7%             14.1%             13.4%                 8.0%

The Company's core and risk-based capital ratios are well above the minimum levels.

     Stockholders' equity at December 31, 2002, increased 8.3% to $36,149,584 or $334 per share, compared with $33,371,362 or $306 per share one year ago. Cash dividends declared in 2002 were $11.38 per share compared with $10.88 and $10.00, in 2001 and 2000, respectively. The dividend payout ratio (dividends declared as a percentage of net income) was 26.1%, 41.8% and 147.2% in 2002, 2001 and 2000, respectively.

     The ability of the Company to pay dividends on the Common Stock is largely dependent upon the ability of the Bank to pay dividends on the stock held by the Company. The Bank's ability to pay dividends is restricted by both state and federal laws and regulations. The Bank is subject to policies and regulations issued by the FDIC and the Division of Banking of the Wisconsin Department of Financial Institutions ("the Division"), which, in part, establish minimum acceptable capital requirements for banks, thereby limiting the ability to pay dividends. In addition, Wisconsin law provides that state chartered banks may declare and pay dividends out of undivided profits but only after provision has been made for all expenses, losses, required reserves, taxes and interest accrued or due from the bank. Payment of dividends in some circumstances may require the written consent of the Division. Note 15 - Regulatory Matters of the Notes To Consolidated Financial Statements contains information concerning capital ratios of the Bank.

     Management believes that 2002 earnings of the Bank will be sufficient to pay dividends to the Company. The Company could also receive dividends from DACC. DACC has paid $600,000 in dividends to the Company during each of the last two years. DACC had net income of $764,764, $741,406 and $628,231 for the years ended December 31, 2002, 2001 and 2000, respectively. The core capital as a percent of risk-based assets ratio of DACC as of December 31, 2002, was 20.3%. DACC has the earnings and capital strength to provide additional dividends to the Company.

Liquidity

     Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's needs for cash. Loan requests typically present the greatest need for cash but liquidity must also be maintained to accommodate possible outflows in deposits. During 2002, net cash provided by operating activities amounting to $8.2 million, the net decrease in federal funds sold totaling $8.6 million and the increase in deposits amounting to $5.3 million, as shown in the Consolidated Statements of Cash Flows, provided the major sources of funding. The $13.1 million increase in investment securities and the net decrease in other borrowings of $8.1 million were the major uses of cash during 2002.

     During 2001 the major sources of funds were loan repayments, net cash provided by operating activities of $2.4 million, a $5.6 million decrease in investment securities, a $10.6 million decrease in loans and an increase in deposits amounting to $7.1 million. The increase in federal funds sold of $15.5 million and the net decrease in other borrowings of $6.8 million were the major uses of cash during 2001.

     The Bank maintains liquid assets to meet its liquidity needs. These include cash and due from banks, marketable investment securities designated as available-for-sale and federal funds sold. The Bank also has the ability to borrow approximately $18 million by means of the purchase of short-term federal funds from its principal correspondent banks. Management strives to maintain enough liquidity to satisfy customer credit needs, meet deposit withdrawal requests and any other expected needs for cash. Excess liquid assets are reallocated to achieve higher yields. One ratio used to measure the liquidity of banking institutions is the net loan to deposit ratio. The net loan to deposit ratio of the Bank was 88.0%, 92.0% and 100.2% at December 31, 2002, 2001 and 2000, respectively. A high net loan to deposit ratio creates a greater challenge in managing adverse fluctuations in deposit balances and consequently this can limit growth. The net loan to deposit ratio reflects only on-balance sheet items. Off-balance sheet items such as commitments to extend credit and established borrowing lines of credit also affect the liquidity position.

     In order to increase available funding sources the Bank is a member of the Federal Home Loan Bank (FHLB) of Chicago. As of December 31, 2002, the amount owed to the Federal Home Loan Bank was $24.0 million. The borrowings are secured by residential mortgages. The amount of eligible borrowing from the FHLB of Chicago is determined by the amount of the residential loans held by the Bank and by the amount of common stock of FHLB of Chicago purchased by the Bank. The maximum amount of collateral that can be pledged to FHLB by the Bank is limited by state law to four times capital. The Bank could borrow an additional $26.2 million from the FHLB based on its $3.1 million investment in FHLB common stock and eligible collateral. The Bank also sells loans to DACC and to the secondary mortgage market to improve its liquidity position. During 2002 the Bank sold $39.4 million of residential loans to the secondary mortgage market.

     Other sources of liquidity for the Company consist of established lines of credit by DACC and by the parent company. As of December 31, 2002, DACC has unused lines of credit of $11.4 million and the parent company has an available line of credit of $3.4 million. See Note 10 - Financial Instruments with Off-Balance Sheet Risk in the Notes To Consolidated Financial Statements for a discussion of the Company's commitments to extend credit. Management believes the Company's liquidity position as of December 31, 2002, is adequate under current economic conditions.

Selected Quarterly Financial Information

The following table sets forth certain unaudited results of operations for the periods indicated:


(In thousands except per share data)                                          For the Quarter Ended
2001                                                 March 31            June 30            September 30          December 31
---------------------------------------------------------------------------------------------------------------------------------
Interest income                                     $   6,885           $   6,566           $   6,444             $   6,027
Interest expense                                        4,008               3,626               3,178                 2,591
Provision for credit losses                               111                 174               1,811                    36
Net income                                                826                 830                 (77)                1,266
Net income per share                                     7.54                7.57               (0.71)                11.60

2002
---------------------------------------------------------------------------------------------------------------------------------
Interest income                                     $   5,855           $   5,605           $   5,450             $   5,291
Interest expense                                        2,119               1,990               1,954                 1,908
Provision for credit losses                               211                 211                 186                   336
Net income                                              1,304               1,115               1,211                 1,094

Net income per share                                    11.96               10.27               11.15                 10.11

     The steady successive reductions in both interest income and interest expense experienced during all eight quarters reflect the effect of steadily declining interest rates on the income respectively received by DBI on its loans and investment securities and paid by DBI on its deposits. The large increase in the provision for credit losses in the third quarter of 2001 is primarily the result of the charge-off of $2.2 million in loans attributable to four borrowers as a result of apparent fraud. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Allowance for Credit Losses."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

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

     The Company's interest rate risk is limited by the short-term nature of the loan portfolio and by the short maturity structure of the time deposits. The Company's investment securities portfolio and long-term debt instruments contain more interest rate risk because of their long-term structure. During periods of an upward-sloping yield curve, management has purchased longer-term securities to take advantage of the higher yields. The held-to-maturity portion of the investment portfolio contains municipal securities with maturities as long as seventeen years and consequently is subject to greater market value volatility during periods of rising or falling interest rates. The excess of market value over cost mitigates the current risk of the held-to-maturity portfolio and the held-to-maturity portfolio represents only 11.0% of total assets at year-end.

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

     The tables on the following page show the behavior of the Company's interest margin as rates move up and down using a technique known as rate shock. It simulates ramping rate changes over the next twelve months and the reinvestment of maturing cash flows and repricing of both earning assets and interest-bearing liabilities. In order to simulate activity, maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. The interest is recalculated for each level along with the new average yield. Net interest margin is then calculated and margin risk profile is developed.

     The following table summarizes results of simulations as of the end of the two most recent years:


                                                     As of December 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                           Projected Net                 Increase                   Percent
Change in Interest Rates                                  Interest Income               (Decrease)                   Change
-----------------------------------------------------------------------------------------------------------------------------------
100 basis point rise                                       $   14,709,000             $    110,000                     0.8%
No change                                                  $   14,599,000                       --                      --
100 basis point decline                                    $   14,402,000             $   (197,000)                   (1.4)%

                                                      As of December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                           Projected Net                 Increase                   Percent
Change in Interest Rates                                  Interest Income               (Decrease)                   Change
-----------------------------------------------------------------------------------------------------------------------------------
100 basis point rise                                       $   15,900,000             $    300,000                     1.9%
No change                                                  $   15,600,000                       --                      --
100 basis point decline                                    $   15,300,000             $   (300,000)                   (1.9)%

     The computations of the forecasted effects of hypothetical interest rate changes on projected net interest income are based on numerous assumptions. The calculations assume a constant yield curve and do not take into account any loan prepayments in the event of a decline in interest rates. The computed forecasted effects should not be relied upon as indicative of actual future results. Further, the computations assume the Interest Rate Risk Management Committee takes no action in response to changes in interest rates.

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

     Market value calculations are complex and require good cash flow information in order to be precise. The simulation model that the Company utilizes approximates the average life of earning assets and interest-bearing liabilities; therefore, the resulting market value computations are estimates. The average life calculations are then used as a proxy for duration. Duration is defined as the percent change in market value (price) of a financial instrument for every 100 basis point change in interest rates. Using this technique, the approximate market values for the major balance sheet categories are calculated for various rate changes. The market value of equity is equal to the market value of assets minus the market value of liabilities.

     The following table presents the Company's projected change in the market value of equity for various levels of interest rates as of the end of the two most recent years:


                                                      As of December 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                          Estimated Market               Increase                   Percent
Change in Interest Rates                                  Value of Equity               (Decrease)                   Change
-----------------------------------------------------------------------------------------------------------------------------------
100 basis point rise                                       $   32,725,000             $   (5,957,000)                (15.4)%
No change                                                  $   38,682,000                         --                    --
100 basis point decline                                    $   43,114,000             $    4,432,000                  11.5%

                                                     As of December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                          Estimated Market               Increase                   Percent
Change in Interest Rates                                  Value of Equity               (Decrease)                   Change
-----------------------------------------------------------------------------------------------------------------------------------
100 basis point rise                                       $   31,100,000             $   (3,700,000)                (10.6)%
No change                                                  $   34,800,000                         --                     --
100 basis point decline                                    $   38,100,000             $    3,300,000                   9.5%

     This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained changes in prevailing market interest rates. As of December 31, 2002, the Company's estimated changes in the market value of equity are within limitations established by the Company's Board of Directors. Certain shortcomings are inherent in the method of analysis presented in the computation of market value of equity. Actual results may differ from those projections presented should market conditions vary from assumptions used in theses calculations.

     The following table shows the repricing period for interest-earning assets and interest-bearing liabilities and the related gap based on contractual maturities, at December 31, 2002:


(In thousands)                                        0 to 6              7 to 12               1 to 2               Over 2
                                                      Months               Months                Years                Years
                                                 -----------------     ---------------      ----------------     ----------------
Loans                                             $     99,625          $     90,491         $     25,363         $     46,991
Investment securities                                   13,449                     0                  345               37,192
Federal funds sold                                      12,297                     0                    0                    0
Other investments                                            0                     0                    0                3,472
                                                 -----------------     ---------------      ----------------     ----------------
     Total earning assets                         $    125,371          $     90,491         $     25,708         $     87,655
                                                 -----------------     ---------------      ----------------     ----------------
Interest-bearing deposits                         $    132,433          $     41,515         $     42,367         $     10,414
Other borrowed funds                                    16,051                10,003                    7               24,173
                                                 -----------------     ---------------      ----------------     ----------------
     Total interest-bearing liabilities           $    148,484          $     51,518         $     42,374         $     34,587
                                                 -----------------     ---------------      ----------------     ----------------
Rate sensitivity gap                              $    (23,113)         $     38,973         $    (16,666)        $     53,068
Cumulative rate sensitivity gap                   $    (23,113)         $     15,860         $       (806)        $     52,262
Cumulative ratio of rate sensitive assets to
   rate sensitive liabilities                         84.43%               107.93%               99.67%              118.87%
Ratio of cumulative gap to average earning
   assets                                             (7.13)%                4.89%               (0.25)%              16.11%

     Mortgage backed securities are allocated according to their expected prepayments rather than their contractual maturities. For purposes of this analysis, NOW, savings and money market accounts are considered repriceable within six months.

     The above gap analysis is used to identify mismatches in the repricing of assets and liabilities within specified periods of time or interest sensitivity gaps. The rate sensitivity or repricing gap is equal to total interest-earning assets less total interest-bearing liabilities available for repricing during a given time interval. A positive gap exists when total interest-earning repricing assets exceed total interest-bearing repricing liabilities and a negative gap exists when total interest-bearing repricing liabilities exceed total interest-earning repricing assets.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

Independent Auditors' Report

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
DENMARK BANCSHARES, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated statements of financial condition of Denmark Bancshares, Inc. and subsidiaries as of December 31, 2002, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Denmark Bancshares, Inc. and subsidiaries as of December 31, 2002, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

WILLIAMS YOUNG, LLC

/s/ Williams Young, LLC

Madison, Wisconsin
February 6, 2003

Consolidated Statements of Financial Condition As of December 31


                                     ASSETS

Assets                                                                 2002                 2001                 2000
                                                                -----------------    -----------------    -----------------
     Cash and due from banks                                      $  11,710,003        $   9,665,338        $   7,393,322
     Federal funds sold                                              12,297,000           20,856,000            5,328,000
     Investment Securities
         Available-for-sale, at fair value                           13,076,237            1,797,492           16,468,716
         Held-to-maturity, at cost                                   37,909,811           36,025,522           26,577,783
                                                                -----------------    -----------------    -----------------
         Total Investment Securities                              $  50,986,048        $  37,823,014        $  43,046,499
     Loans less allowance for credit losses of $5,417,920,
       $5,524,293 and $6,571,561, respectively                      255,475,083          259,582,740          274,100,586
     Loans held for sale                                              1,576,813            2,921,299              305,333
     Premises and equipment, net                                      4,224,079            4,441,128            4,624,475
     Accrued interest receivable                                      1,610,010            1,846,783            1,984,859
     Other assets                                                     8,273,965            9,237,511            8,516,313
                                                                -----------------    -----------------    -----------------
              TOTAL ASSETS                                        $ 346,153,001        $ 346,373,813        $ 345,299,387
                                                                =================    =================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Deposits
         Noninterest-bearing                                      $  31,234,875        $  30,187,195        $  33,635,248
         Interest-bearing                                           226,728,670          222,500,477          211,986,055
                                                                -----------------    -----------------    -----------------
              Total Deposits                                      $ 257,963,545        $ 252,687,672        $ 245,621,303
     Short-term borrowings                                           24,047,779           24,261,252           43,015,255
     Accrued interest payable                                           854,800            1,094,675            1,878,957
     Other liabilities                                                  951,196              871,833              819,172
     Long-term debt                                                  26,186,097           34,087,019           22,092,487
                                                                -----------------    -----------------    -----------------
              Total Liabilities                                   $ 310,003,417        $ 313,002,451        $ 313,427,174
                                                                =================    =================    =================

Stockholders' Equity
     Common stock, no par value, authorized 320,000 shares; issued 108,129,
       109,202 and 109,568 shares, excludes
       2,551 shares in treasury in 2002, 1,478 shares in
       2001 and 1,112 shares in 2000                              $   8,906,475        $   9,626,921        $   9,871,263
     Paid in capital                                                    113,151              112,227              112,374
     Retained earnings                                               27,113,719           23,623,187           21,967,386
     Accumulated other comprehensive income
         Unrealized gains (losses) on securities                         16,239                9,027              (78,810)
                                                                -----------------    -----------------    -----------------
              Total Stockholders' Equity                          $  36,149,584        $  33,371,362        $  31,872,213
                                                                -----------------    -----------------    -----------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 346,153,001        $ 346,373,813        $ 345,299,387
                                                                =================    =================    =================


The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income for the Years Ended December 31


                                                                      2002                 2001                 2000
                                                                -----------------    -----------------    -----------------
Interest Income
     Loans including fees                                         $ 19,579,961         $ 22,900,839         $ 22,557,702
     Investment securities:
         Taxable                                                       141,439              367,236            1,016,306
         Exempt from federal tax                                     2,020,919            1,830,834            1,593,468
     Interest on federal funds sold                                    194,130              498,743              365,565
     Other interest income                                             264,386              324,846              303,541
                                                                -----------------    -----------------    -----------------
                                                                  $ 22,200,835         $ 25,922,498         $ 25,836,582
                                                                -----------------    -----------------    -----------------
 Interest Expense
     Deposits                                                     $  6,173,175         $ 10,365,040         $ 10,740,311
     Short-term borrowings                                             690,959            1,505,923            3,321,426
     Long-term debt                                                  1,106,639            1,532,334            1,441,793
                                                                -----------------    -----------------    -----------------
                                                                  $  7,970,773         $ 13,403,297         $ 15,503,530
                                                                -----------------    -----------------    -----------------

         Net interest income                                      $ 14,230,062         $ 12,519,201         $ 10,333,052

Provision for Credit Losses                                            944,000            2,132,500            3,563,535
                                                                -----------------    -----------------    -----------------
         Net interest income after provision for credit
           losses                                                 $ 13,286,062         $ 10,386,701         $  6,769,517
                                                                -----------------    -----------------    -----------------
 Other Income
     Service fees and commissions                                 $    934,855         $    851,219         $    765,164
     Investment security gains                                           7,350                6,384                    0
     Loan sale gains                                                   423,267              298,908               27,996
     Other                                                             341,241              273,928              249,383
                                                                -----------------    -----------------    -----------------
                                                                  $  1,706,713         $  1,430,439         $  1,042,543
                                                                -----------------    -----------------    -----------------
 Other Expense
     Salaries and employee benefits                               $  5,278,543         $  5,044,857         $  4,643,825
     Occupancy expenses                                                843,148              897,328              816,042
     Data processing expenses                                          550,417              522,540              550,613
     Marketing expenses                                                246,294              208,552              254,270
         Other operating expenses                                    1,533,424            1,545,688            1,191,676
                                                                -----------------    -----------------    -----------------
                                                                  $  8,451,826         $  8,218,965         $  7,456,426
                                                                -----------------    -----------------    -----------------
         Income before income taxes                               $  6,540,949         $  3,598,175         $    355,634
         Income tax expense (benefit)                                1,816,971              753,049             (389,661)

         NET INCOME                                               $  4,723,978         $  2,845,126         $    745,295
                                                                =================    =================    =================

         EARNINGS PER COMMON SHARE                                $      43.49         $      26.00         $       6.79
                                                                =================    =================    =================


The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity


                                                                                                       Accumulated
                                              Common Stock                                                Other
                                              ------------              Paid in       Retained        Comprehensive
                                        Shares          Amount          Capital       Earnings            Income           Total
                                       ----------    --------------    -----------  -------------     -------------    -------------
Balance, December 31, 1999              109,814       $10,030,869        $110,984    $22,318,876        $(339,355)     $32,121,374

Comprehensive income

Net income                                                                               745,295                           745,295

Other comprehensive income, net of
   tax Change in unrealized (loss)
   on securities
   available-for-sale, net of
   applicable deferred income tax
   benefit of $164,696                                                                                    260,545          260,545
                                                                                                                       -------------

Total comprehensive income                                                                                             $ 1,005,840

Cash dividends, $10.00 per share                                                      (1,096,785)                       (1,096,785)

Treasury stock sales                        224           130,770          1,390                                           132,160

Treasury stock acquisitions                (470)         (290,376)                                                        (290,376)
                                       ----------    --------------    -----------  -------------     -------------    -------------

Balance, December 31, 2000              109,568       $ 9,871,263        $112,374    $21,967,386        $ (78,810)     $31,872,213

Comprehensive income

Net income                                                                             2,845,126                         2,845,126

Other comprehensive income, net of
   tax Change in unrealized gain on
   securities available-for-sale,
   net of applicable deferred
   income tax expense of $55,897                                                                           87,837           87,837
                                                                                                                       -------------

Total comprehensive income                                                                                             $ 2,932,963

Cash dividend, $10.88 per share                                                       (1,189,325)                       (1,189,325)

Treasury stock sales                        210           134,127            (147)                                         133,980

Treasury stock acquisitions                (576)         (378,469)                                                        (378,469)
                                       ----------    --------------    -----------  -------------     -------------    -------------

Balance, December 31, 2001              109,202       $ 9,626,921        $112,227    $23,623,187        $   9,027      $33,371,362

Comprehensive income

Net income                                                                             4,723,978                         4,723,978

Other comprehensive income, net of
   tax Change in unrealized gain on
   securities available-for-sale,
   net of applicable deferred
   income tax expense of $4,682                                                                             7,212            7,212
                                                                                                                       -------------

Total comprehensive income                                                                                             $ 4,731,190

Cash dividend, $11.38 per share                                                       (1,233,446)                       (1,233,446)

Treasury stock sales                        188           122,874            924                                           123,798

Treasury stock acquisitions              (1,261)         (843,320)                                                        (843,320)
                                       ----------    --------------    -----------  -------------     -------------    -------------

BALANCE, DECEMBER 31, 2002              108,129       $ 8,906,475        $113,151    $27,113,719        $  16,239      $36,149,584
                                       ==========    ==============    ===========  =============     =============    =============

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flow For the Years Ended December 31,


                                                                               2002                  2001                  2000
                                                                         -----------------    ------------------    ----------------
Cash Flows from Operating Activities:
     Net income                                                            $  4,723,978         $   2,845,126         $    745,295
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                           457,188               499,708              457,269
         Provision for credit losses                                            944,000             2,132,500            3,563,535
         Amortization of intangibles                                            206,811               258,823              219,513
         Gain on sale of assets                                                (464,835)             (283,970)             (36,945)
         Amortization of bond premium                                            11,440                14,579               16,225
         Accretion of bond discount                                            (200,473)             (251,192)            (427,090)
         Mortgage loans originated for sale                                 (37,498,243)          (29,287,258)          (1,474,595)
         Proceeds from sale of mortgage loans                                39,423,693            26,939,407            1,453,895
         Decrease (increase) in interest receivable                             236,773               138,076             (320,545)
         (Decrease) increase in interest payable                               (239,875)             (784,282)             541,390
         Other, net                                                             617,176               183,574           (1,326,420)
                                                                         -----------------    ------------------    ----------------
              Net Cash Provided by Operating Activities                    $  8,217,633         $   2,405,091         $  3,411,527
                                                                         -----------------    ------------------    ----------------
Cash Flows from Investing Activities:
     Maturities of held-to-maturity securities                             $  1,787,350         $   3,865,156         $  1,595,166
     Maturities and sales of available-for-sale securities                   13,769,796            15,058,333            1,688,091
     Purchases of held-to-maturity securities                                (3,468,984)          (13,067,843)          (3,365,621)
     Purchases of available-for-sale securities                             (25,042,918)             (245,429)                   0
     Purchases of Federal Home Loan Bank stock                                 (155,800)             (195,800)            (357,400)
     Federal funds sold, net                                                  8,559,000           (15,528,000)          (1,823,000)
     Proceeds from sale of foreclosed assets                                  1,394,173               813,081            1,245,481
     Net decrease (increase) in loans made to customers                       1,996,879            10,571,678          (25,934,522)
     Capital expenditures                                                      (242,182)             (316,361)            (970,817)
                                                                         -----------------    ------------------    ----------------
              Net Cash (Used) Provided by Investing Activities             $ (1,402,686)        $     954,815         $(27,922,622)
                                                                         -----------------    ------------------    ----------------
Cash Flows from Financing Activities:
     Net increase in deposits                                              $  5,275,873         $   7,066,369         $ 33,687,648
     Purchase of treasury stock                                                (843,320)             (378,469)            (290,376)
     Sale of treasury stock                                                     123,798               133,980              132,160
     Dividends paid                                                          (1,212,239)           (1,150,299)          (1,030,223)
     Securities sold under repurchase agreements, net                                 0              (477,797)             477,797
     Debt proceeds                                                           46,909,514            66,649,439           12,780,512
     Debt repayments                                                        (55,023,908)          (72,931,113)         (23,357,049)
                                                                         -----------------    ------------------    ----------------
              Net Cash (Used) Provided by Financing Activities             $ (4,770,282)        $  (1,087,890)        $ 22,400,469
                                                                         -----------------    ------------------    ----------------
     Net increase (decrease) in cash and cash equivalents                  $  2,044,665         $   2,272,016         $ (2,110,626)
     Cash and cash equivalents, beginning                                     9,665,338             7,393,322            9,503,948
                                                                         -----------------    ------------------    ----------------
              CASH AND CASH EQUIVALENTS, ENDING                            $ 11,710,003         $   9,665,338         $  7,393,322
                                                                         =================    ==================    ================
Noncash Investing Activities:
     Loans transferred to foreclosed properties                            $  1,009,081         $   1,839,619         $  1,350,256
                                                                         =================    ==================    ================
     Total decrease in unrealized loss on securities available
       for sale                                                            $    (11,894)        $    (143,734)        $   (425,241)
                                                                         =================    ==================    ================


The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Denmark Bancshares, Inc. is a bank holding company as defined in the Bank Holding Company Act. As such, it exercises control over Denmark State Bank, Denmark Ag Credit Corporation and McDonald-Zeamer Insurance Agency, Inc. A majority of the Company's assets are held by Denmark State Bank.

Denmark State Bank, a wholly owned subsidiary of Denmark Bancshares, Inc., operates under a state bank charter, and provides full banking services to its customers. Denmark Investments Inc. is a wholly owned subsidiary of Denmark State Bank. The Company and its subsidiaries make agribusiness, commercial and residential loans to customers throughout the state, but primarily in eastern Wisconsin. The Company and its subsidiaries have a diversified loan portfolio, however, a substantial portion of their debtors' ability to honor their contract is dependent upon the agribusiness economic sector. The main loan and deposit accounts are fully disclosed in Notes 3 and 5. The significant risks associated with financial institutions include interest rate risk, credit risk, liquidity risk and concentration risk.

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

Investment Securities

Investment securities are designated as available-for-sale or held-to-maturity when purchased and remain in that classification until they are sold or mature. Debt and equity securities classified as available-for-sale are stated at estimated fair value, with unrealized gains and losses, net of any applicable deferred income taxes, reported as a separate component of stockholders' equity. As a result of the adjustment from amortized cost to fair value, stockholders' equity, net of applicable deferred income taxes, increased by $16,239, and $9,027 as of December 31, 2002 and 2001, respectively and decreased by $78,810 as of December 31, 2000. Debt securities classified as held-to-maturity are stated at cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. Realized gains or losses on dispositions are recorded in other operating income on the settlement date, based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Loans

Loans are reported at the principal amount outstanding, net of the allowance for credit losses. Interest on loans is calculated and accrued by using the simple interest method on the daily balance of the principal amount outstanding. Loans held for sale are carried in the aggregate at lower of cost or fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

Allowance for Credit Losses

The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes to be adequate to absorb losses inherent in existing loans, based on evaluations of the collectibility and prior loss experience of loans. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, leases and commitments, and current and anticipated economic conditions that may affect the borrowers' ability to pay.

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. Cash flows from demand deposits, NOW accounts, savings accounts, federal funds purchased and sold, cash receipts and payments of loans and time deposits are reported net. For purposes of cash flow reporting, income taxes paid were $1,255,000, $599,345 and $847,300 and interest paid was $8,221,497, $14,202,928 and $14,978,902 for the years ended December 31, 2002, 2001 and 2000, respectively.

Other Real Estate Owned

Other real estate owned represents real estate of which the Company has taken control in partial or total satisfaction of loans. Other real estate owned is carried at the lower of cost or fair value, less estimated costs to sell. Losses at the time property is classified as other real estate owned are charged to the allowance for loan losses. Subsequent gains and losses, as well as operating income or expense related to other real estate owned, are charged to expense. Other real estate owned, which is included in other assets, totaled $780,674, $1,129,506 and $119,449 at December 31, 2002, 2001 and 2000, respectively.

Premises and Equipment

Premises and equipment owned are stated at cost less accumulated depreciation which is computed principally on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are forty years for buildings, fifteen years for leasehold improvements and three to seven years for furniture and equipment.

Intangible Assets

Other intangibles are amortized on a straight-line basis generally over a period of up to 15 years. Intangible assets, net of accumulated amortization, included in Other Assets at December 31, 2002, 2001 and 2000 total $2,010,178, $2,216,989 and $2,475,812, respectively. Core deposit intangibles totaling $1,843,748 as of December 31, 2002, will be amortized over their remaining useful life of 9.5 years.

Income Taxes

Deferred income taxes are provided for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with FAS 109.

Treasury Stock

Treasury stock is shown at cost, and consists of 2,551, 1,478 and 1,112 shares, with a cost of $1,429,820, $709,374 and $465,032 as of December 31, 2002, 2001
and 2000, respectively.

Stock Split

In March 2002, the Board of Directors authorized a two-for-one common stock split to be implemented by a stock dividend of one share for each share outstanding to shareholders of record on June 11, 2002, payable on July 1, 2002. Accordingly, outstanding shares of common stock were increased from 54,365 to 108,730 shares. Since the common stock has no par value, there was no increase in the common stock account. References in the consolidated financial statements and notes with regard to per share and related data have been retroactively adjusted to give effect to the transaction.

Earnings per Common Share

Earnings per common share are computed based on the weighted average number of shares of common stock outstanding during each year. The number of shares used in computing basic earnings per share is 108,626, 109,438 and 109,750 for the years ended December 31, 2002, 2001 and 2000, respectively.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year.

NOTE 2 - INVESTMENT SECURITIES

     The amortized cost and estimated fair value of securities available-for-sale were as follows:


                                                                            December 31, 2002
                                               -----------------------------------------------------------------------------
                                               Amortized Cost           Gross               Gross
                                                                      Unrealized         Unrealized         Estimated Fair
                                                                        Gains             (Losses)              Value
                                               ----------------     ---------------    ----------------    -----------------
Mortgage-backed securities                       $  1,109,454         $   26,783          $      0           $  1,136,237
State and local governments                        11,000,000                  0                 0             11,000,000
Other securities                                      940,000                  0                 0                940,000
                                               ----------------     ---------------    ----------------    -----------------
                                                 $ 13,049,454         $   26,783          $      0           $ 13,076,237
                                               ================     ===============    ================    =================


                                                                            December 31, 2001
                                               -----------------------------------------------------------------------------
                                               Amortized Cost           Gross               Gross
                                                                      Unrealized         Unrealized         Estimated Fair
                                                                        Gains             (Losses)              Value
                                               ----------------     ---------------    ----------------    -----------------

Mortgage-backed securities                       $  1,522,577         $   14,890          $      0          $   1,537,467
Other securities                                      260,025                  0                 0                260,025
                                               ----------------     ---------------    ----------------    -----------------
                                                 $  1,782,602         $   14,890          $      0          $   1,797,492
                                               ================     ===============    ================    =================


                                                                            December 31, 2000
                                               -----------------------------------------------------------------------------
                                               Amortized Cost           Gross               Gross
                                                                      Unrealized         Unrealized         Estimated Fair
                                                                        Gains             (Losses)              Value
                                               ----------------     ---------------    ----------------    -----------------

U.S. Government agencies                         $ 13,498,164         $        0         $(116,314)          $ 13,381,850
Mortgage-backed securities                          3,084,800              7,941           (20,471)             3,072,270
Other securities                                       14,596                  0                 0                 14,596
                                               ----------------     ---------------    ----------------    -----------------
                                                 $ 16,597,560         $    7,941         $(136,784)          $ 16,468,716
                                               ================     ===============    ================    =================


    The amortized cost and estimated fair value of securities held-to-maturity were as follows:


                                                                            December 31, 2002
                                               -----------------------------------------------------------------------------
                                               Amortized Cost           Gross               Gross
                                                                      Unrealized         Unrealized         Estimated Fair
                                                                        Gains             (Losses)              Value
                                               ----------------     ---------------    ----------------    -----------------

State and local governments                      $ 37,909,811         $2,171,304          $     (9)          $ 40,081,106
                                               ----------------     ---------------    ----------------    -----------------
                                                 $ 37,909,811         $2,171,304          $     (9)          $ 40,081,106
                                               ================     ===============    ================    =================


                                                                            December 31, 2001
                                               -----------------------------------------------------------------------------
                                               Amortized Cost           Gross               Gross
                                                                      Unrealized         Unrealized         Estimated Fair
                                                                        Gains             (Losses)              Value
                                               ----------------     ---------------    ----------------    -----------------

State and local governments                      $ 36,025,522         $  899,722         $(284,527)          $ 36,640,717
                                               ----------------     ---------------    ----------------    -----------------
                                                 $ 36,025,522         $  899,722         $(284,527)          $ 36,640,717
                                               ================     ===============    ================    =================


                                                                            December 31, 2000
                                               -----------------------------------------------------------------------------
                                               Amortized Cost           Gross               Gross
                                                                      Unrealized         Unrealized         Estimated Fair
                                                                        Gains             (Losses)              Value
                                               ----------------     ---------------    ----------------    -----------------

State and local governments                      $ 26,577,783         $  932,316         $ (35,573)          $ 27,474,526
                                               ----------------     ---------------    ----------------    -----------------
                                                 $ 26,577,783         $  932,316         $ (35,573)          $ 27,474,526
                                               ================     ===============    ================    =================


The amortized cost and estimated fair values of securities at December 31, 2002, by maturity were as follows:


                                                       Securities Available-for-Sale             Securities Held-to-Maturity
                                                    ------------------------------------     ------------------------------------
                                                                           Estimated                             Estimated Fair
Amounts Maturing                                     Amortized Cost        Fair Value        Amortized Cost           Value
--------------------------------------------------- -----------------    ---------------     ---------------     ----------------

Within one year                                        $ 11,000,000        $11,000,000         $ 1,509,183         $  1,517,311
From one through five years                               1,059,772          1,085,895           5,218,991            5,541,412
From five through ten years                                  49,682             50,342           4,449,893            4,951,413
After ten years                                                                      0          26,731,744           28,070,970
Other securities (no stated maturity)                       940,000            940,000
                                                    -----------------    ---------------     ---------------     ----------------
                                                       $ 13,049,454        $13,076,237         $37,909,811         $ 40,081,106
                                                    =================    ===============     ===============     ================


     Mortgage-backed securities are allocated according to their expected prepayments rather than their contractual maturities. Certain state and local governments securities are allocated according to their put date.

     During 2001 available-for-sale securities were sold for total proceeds of $2,560,631. No securities were sold during 2002 and 2000. Gross realized gains totaled $3,659 and gross realized losses totaled $469 for 2001.

     During 2002 and 2001 gross realized gains of $7,350 and $3,194, respectively, were included in earnings as a result of held-to-maturity securities being called. The amortized cost of these securities totaled $300,000 and $379,963 in 2002 and 2001, respectively. There were no dispositions of held to maturity securities during 2000.

     As of December 31, 2002, the Company held an Oklahoma State Student Loan Taxable Revenue Bond with an amortized cost and market value of $5,000,000, which represents an investment greater than 10 percent of stockholders' equity.

     Investment securities with an amortized cost of $129,400 and estimated fair value of $129,654, at December 31, 2002, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 3 - LOANS

     Major categories of loans included in the loan portfolio are as follows:


                                                                              December 31,
                                                    ------------------------------------------------------------------
                                                           2002                   2001                    2000
                                                    -------------------    -------------------     -------------------
Real estate:
     Residential                                     $    108,713,845       $    122,764,541        $    135,732,574
     Commercial                                            38,770,381             35,759,987              35,988,237
     Agricultural                                          27,661,442             27,869,918              27,249,365
     Construction                                          10,383,706             11,152,048              10,890,850
                                                    -------------------                            -------------------
                                                     $    185,529,374       $    197,546,494        $    209,861,026
                                                    -------------------    -------------------     -------------------

Commercial                                           $     28,719,193       $     26,094,711        $     29,071,479
Agricultural                                               34,951,613             30,631,256              29,929,206
Consumer Installment                                       11,692,823             10,834,572              11,810,436
                                                    -------------------    -------------------     -------------------

     Total loans receivable                          $    260,893,003       $    265,107,033        $    280,672,147
Allowance for credit losses                                (5,417,920)            (5,524,293)             (6,571,561)
                                                    -------------------    -------------------     -------------------
     NET LOANS RECEIVABLE                            $    255,475,083       $    259,582,740        $    274,100,586
                                                    ===================    ===================     ===================

     Nonaccrual loans totaled $6,090,492, $6,983,459 and $8,145,519 at December 31, 2002, 2001 and 2000, respectively. The reduction in interest income associated with nonaccrual loans is as follows:


                                                                                         Year Ended December 31,
                                                                         ---------------------------------------------------------
                                                                               2002                2001                 2000
                                                                         -----------------    ----------------     ---------------
Income in accordance with original loan terms                                $719,251             $905,201            $898,191
Income recognized                                                            (598,884)            (496,270)           (604,116)
                                                                         -----------------    ----------------     ---------------
REDUCTION IN INTEREST INCOME                                                 $120,367             $408,931            $294,075
                                                                         =================    ================     ===============

     Information concerning the Company's investment in impaired loans is as follows:


                                                                                    Year Ended December 31,
                                                                    ---------------------------------------------------------
                                                                          2002                2001                 2000
                                                                    -----------------    ----------------     ---------------
Total investment in impaired loans                                   $3,676,944            $4,475,345           $8,303,953
Loans not requiring an allowance                                              0                     0            1,498,842
Loans requiring a related allowance                                   3,676,944             4,475,345            6,805,111
Related allowance                                                      (320,670)             (740,334)          (2,677,110)
Average investment in impaired loans during the year                  4,805,898             7,343,535            8,313,738
                                                                    -----------------    ----------------     ---------------
Interest income recognized on a cash basis                              277,038               316,857              467,761
                                                                    =================    ================     ===============

     Changes in the allowance for credit losses were as follows:


                                                                                         Year Ended December 31,
                                                                         ---------------------------------------------------------
                                                                               2002                2001                 2000
                                                                         -----------------    ----------------     ---------------
Balance - beginning of year                                                 $5,524,293          $6,571,561           $3,282,812
Charge-offs                                                                 (1,298,125)         (3,227,520)            (303,335)
Recoveries                                                                     247,752              47,752               28,549
Provision charged to operations                                                944,000           2,132,500            3,563,535
                                                                         -----------------    ----------------     ---------------
      BALANCE - END OF YEAR                                                 $5,417,920          $5,524,293           $6,571,561
                                                                         =================    ================     ===============

NOTE 4 - PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:


                                                                            December 31,
                                                      ---------------------------------------------------------
                                                            2002                2001                 2000
                                                      -----------------    ----------------     ---------------
Land                                                    $  734,629            $  734,629           $  541,241
Buildings and improvements                               4,353,394             4,340,368            4,340,367
Furniture and fixtures                                   3,327,484             3,384,499            3,306,201
Construction in progress                                   167,232                     0                    0
                                                      -----------------    ----------------     ---------------
                                                        $8,582,739            $8,459,496           $8,187,808
Less:    Accumulated depreciation                       (4,358,660)           (4,018,368)          (3,563,333)
                                                      -----------------    ----------------     ---------------
     NET                                                $4,224,079            $4,441,129           $4,624,475
                                                      =================    ================     ===============

As of December 31, 2002, there were approximately $833,074 of commitments outstanding to complete construction in progress.

NOTE 5 - INTEREST-BEARING DEPOSITS

     Interest-bearing deposits consisted of the following:


                                                                                        December 31,
                                                           -----------------------------------------------------------------------
                                                                   2002                     2001                     2000
                                                           ----------------------     ------------------      --------------------
NOW accounts                                                     $14,872,542              $13,732,065              $13,094,417
Savings accounts                                                  16,254,430               14,134,833               13,504,855
Money market accounts                                             63,468,356               64,686,731               56,408,626
Time deposit accounts                                            132,133,342              129,946,848              128,978,157
                                                           ----------------------     ------------------      --------------------
    TOTAL                                                       $226,728,670             $222,500,477             $211,986,055
                                                           ======================     ==================      ====================

     The following table shows the maturity distribution of time deposit accounts:


                                                                                              December 31,
                                                                         --------------------------------------------------------
(In thousands)                                                                 2002                2001                2000
                                                                         -----------------   -----------------    ---------------
Within one year                                                              $77,391              $92,942              $99,565
One to two years                                                              44,328               28,854               25,892
Two to three years                                                             5,984                6,767                2,587
Three to four years                                                            2,280                  752                  712
Over four years                                                                2,150                  632                  222
                                                                         -----------------   -----------------    ---------------
     TOTAL                                                                  $132,133             $129,947             $128,978
                                                                         =================   =================    ===============

Time deposit accounts issued in amounts of $100,000 or more totaled $31,375,654, $30,202,649 and $27,471,867 at December 31, 2002, 2001 and 2000, respectively.

NOTE 6 - SHORT-TERM BORROWINGS

     The following table is a summary of short-term borrowings:


                                                                                       December 31,
                                                                     2002                  2001                   2000
                                                               -----------------     ------------------     -----------------
Securities sold under agreements to repurchase                    $         0           $         0            $   477,797
Federal Home Loan Bank advances                                             0                     0             16,300,000
Notes payable                                                      24,047,779            24,261,252             26,237,458
                                                               -----------------     ------------------     -----------------
    TOTAL SHORT-TERM BORROWINGS                                   $24,047,779           $24,261,252            $43,015,255
                                                               =================     ==================     =================

As of December 31, 2002, the Company had $41,065,961 of unused lines of credit with banks to be drawn upon as needed. Notes payable are secured by agricultural loans, Denmark State Bank and Denmark Ag Credit Corporation stock and have fixed and variable interest rates ranging from 1.68% to 3.66% as of December 31, 2002.

NOTE 7 - LONG-TERM BORROWINGS

     Long-term debt consisted of the following:


                                                                                               December 31,
                                                                         ----------------------------------------------------------
                                                                               2002                2001                 2000
                                                                         -----------------   -----------------     ----------------
Note dated in 2002, with AgriBank, FCB, quarterly interest due at an annual rate of 3.78%, principal due and payable September 20,
   2006.                                                                   $   105,000          $         0          $         0
Note dated in 2001, with AgriBank, FCB, quarterly interest due at an
   annual rate of 3.25%, principal due and payable November 20, 2003.        2,000,000            2,000,000                    0
Note dated in 2002, with Federal Home Loan Bank of Chicago, monthly interest due at an annual rate of 3.59% principal due and payable
   October 30, 2007.                                                         5,000,000                    0                    0
Note dated in 2002, with Federal Home Loan Bank of Chicago, monthly interest due at an annual rate of 3.86% principal due and payable
   September 18, 2007.                                                       5,000,000                    0                    0
Note dated in 2001, with Federal Home Loan Bank of Chicago, monthly interest due at an annual rate of 4.80% principal due and payable
   on call date January 16, 2003 or final maturity January 16, 2011.        10,000,000           10,000,000                    0
Note dated in 2000, with Federal Home Loan Bank of Chicago, monthly interest due at a variable rate which changes monthly, principal
   due and payable every month or final maturity April 7, 2002.                      0           15,000,000           15,000,000
Note dated in 1998, with Federal Home Loan Bank of Chicago, monthly interest due at an annual rate of 5.05%, principal due and payable
   on call date January 20, 2001 or final maturity January 20, 2008.         4,000,000            4,000,000            4,000,000
Note dated in 1997, with Federal Home Loan Bank of Chicago, monthly interest due at an annual rate of 5.96%, principal due and
   payable December 30, 2002.                                                        0            3,000,000            3,000,000
Note dated in 1996, interest rate of 8%, principal payment in the amount of $20,000 due January 2, 1997. Remaining balance due in eleven installments of $3,500 through 1997, then monthly
   installments of $1,092 through 2011.                                         81,097               87,019               92,487
                                                                         -----------------   -----------------     ----------------
      TOTAL LONG-TERM DEBT                                                 $26,186,097          $34,087,019          $22,092,487
                                                                         =================   =================     ================

The notes payable to Federal Home Loan Bank of Chicago are secured by residential mortgages. AgriBank, FCB notes payable are secured by agricultural loans. Long-term debt has aggregate maturities for the five years 2003 through 2007 as follows: $2,006,413 in 2003, $6,946 in 2004, $7,522 in 2005, $113,147 in
2006 and $10,008,823 in 2007.

NOTE 8 - INCOME TAXES

     The provision for income taxes in the consolidated statement of income is as follows:


                                                                               December 31,
                                                                --------------------------------------------
 (In thousands)                                                     2002             2001            2000
                                                                -----------      -----------     -----------
                           Current:         Federal                 $927            $402             $712
                                            State                    338              66              181
                                                                -----------      -----------     -----------
                                                                  $l,265            $468             $893

                           Deferred:        Federal                 $489            $167          ($1,018)
                                            State                     63             118             (265)
                                                                -----------      -----------     -----------
                                                                    $552            $285          ($1,283)
                                                                -----------      -----------     -----------
      TOTAL PROVISION FOR INCOME TAXES                            $1,817            $753            ($390)
                                                                ===========      ===========     ===========

Applicable income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate for the reasons noted in the table below:


                                                                                  December 31,
                                              --------------------------------------------------------------------------------------
                                                        2000                         2001                          2002
                                              -------------------------    -------------------------    ----------------------------
(In thousands)                                  Amount           %           Amount           %           Amount             %
                                              ------------   ----------    ------------    ---------    ------------    ------------
Tax at statutory federal income tax rate:       $2,224          34%         $1,223            34%           $121             34%
Increase (decrease) in tax resulting from:
      Tax-exempt income                           (691)        (10)           (618)          (17)           (471)          (132)
      State income tax, net of
      federal tax benefit                          265           4             122             3             (56)            16
      Other, net                                    19           0              26             1             (16)             4
                                              ------------   ----------    ------------    ---------    ------------    ------------
         APPLICABLE INCOME
         TAXES                                  $1,817          28%           $753            21%          $(390)          (110%)
                                              ============   ==========    ============    =========    ============    ============

     Other assets in the accompanying statements of financial condition include the following amounts deferred tax liabilities:


                                                                                             December 31,
                                                                           --------------------------------------------------
(In thousands)                                                                 2002               2001              2000
                                                                           -------------       ------------      ------------
     Deferred tax assets:
     Allowance for credit losses                                              $1,912             $2,157            $2,612
     Alternative minimum tax                                                      29                274                 0
     Unrealized losses on available-for-sale securities                            0                  0                50
     State tax net operating loss carryforward                                   178                148               120
     Interest receivable on nonaccrual loans                                      87                151               219
     Other                                                                        69                  2                27
                                                                           -------------       ------------      ------------
         Gross deferred tax assets                                            $2,275             $2,732            $3,028
         Valuation allowance                                                    (178)              (148)             (120)
                                                                           -------------       ------------      ------------
         Total deferred tax assets                                            $2,097             $2,584            $2,908
                                                                           -------------       ------------      ------------
     Deferred tax liabilities:
     Accumulated depreciation on fixed assets                                   $148               $161              $154
     State income taxes                                                          117                138               178
     FHLB stock dividends received                                               227                130                82
     Unrealized gains on available-for-sale securities                            11                  6                 0
     Accretion                                                                     4                  3                 6
                                                                           -------------       ------------      ------------
         Total deferred tax liabilities                                         $507               $438              $420
                                                                           -------------       ------------      ------------
         NET DEFERRED TAX ASSET                                               $1,590             $2,146            $2,488
                                                                           =============       ============      ============

NOTE 9 - EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) profit sharing plan and a money purchase pension plan. The plans essentially cover all employees who have been employed over one-half year, and are at least twenty and one-half years old. Provisions of the 401(k) profit sharing plan provide for the following:

o The Company will contribute 50% of each employee contribution up to a maximum Company contribution of 2%. Employee contributions above 4% do not receive any matching contribution.

o The Company may elect to make contributions out of profits. These profit sharing contributions are allocated to the eligible participants based on their salary as a percentage of total participating salaries. The contribution percentage was 3% for 2002, 2001 and 2000.

In addition, the money purchase plan generally provides for employer contributions of 5% in 2002, 2001 and 2000, of each participant's compensation.

     The Company provides no post retirement benefits to employees except for the 401(k) profit sharing plan and the money purchase pension plan discussed above which are currently funded. The Company expensed contributions of $374,843, $338,686 and $322,358 for the years 2002, 2001 and 2000, respectively.

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


(In thousands)                                                                           Contract or              Secured
                                                                                       Notional Amount
                                                                                      December 31, 2002           Portion
                                                                                   ------------------------    ---------------
Financial instruments whose contract amounts represent credit risk:
         Commitments to extend credit                                                       $26,319               $19,329
         Standby letters of credit and financial guarantees written                           1,541                 1,541

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company and its subsidiaries evaluate each customer's creditworthiness on a case-by-case basis. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. As of December 31, 2002, variable rate commitments totaled $8,751,858.

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

     The Company maintains deposits at other financial institutions. These deposits are insured by the Federal Deposit Insurance Corporation up to $100,000. The balance in excess of the insured amount as of December 31, 2002, was approximately $3,232,000. Federal funds sold to correspondent banks are not insured.

NOTE 11 - RELATED PARTY TRANSACTIONS

     At December 31, 2002, 2001 and 2000 certain Company subsidiary executive officers, directors and companies in which they have a ten percent or more beneficial interest, were indebted to the Company and its subsidiaries in the amounts shown below. All such loans were made in the ordinary course of business and at rates and terms similar to those granted other borrowers. Other changes reflect the retirement of an insider.


                                               December 31,                                       2002
                                         --------------------------    ------------------------------------------------------------
(In thousands)                              2000           2001        New Loans       Payments          Other          Ending
                                                                                                        Changes          Balance
                                         -----------    -----------    ----------    -------------    ------------      -----------
Aggregate related party loans               $2,798        $2,709           $943         $ (969)        $ (1,519)           $1,164
                                         ===========    ===========    ==========    =============    ============      ===========

NOTE 12 - PARENT COMPANY ONLY INFORMATION

     Following, in a condensed form, are parent company only statements of financial condition, statements of income and cash flows of Denmark Bancshares, Inc. for the years 2002, 2001 and 2000. The financial information contained in this footnote is to be read in association with the preceding accompanying notes to the consolidated financial statements.

                            DENMARK BANCSHARES, INC.
                        Statements of Financial Condition


                                                                                                December 31,
                                                                           --------------------------------------------------------
(In thousands)                                                                  2002                2001                2000
                                                                           ----------------    ---------------     ----------------
Assets
     Cash in banks                                                         $         713       $         694       $           624
     Investment
         Banking subsidiary                                                       28,961              26,231                23,745
         Nonbanking subsidiary                                                     6,312               6,157                 6,073
     Real estate loans (less allowance for credit losses of $3, $3 and
       $3, respectively)                                                              99                 195                   282
     Fixed assets (net of depreciation of $1,853, $1,709 and $1,544)               3,281               3,245                 3,216
     Other assets                                                                     73                 115                    58
                                                                           ----------------    ---------------     ----------------
         TOTAL ASSETS                                                      $      39,439       $      36,637       $        33,998
                                                                           ================    ===============     ================
Liabilities
     Accrued expenses                                                      $          67       $          65       $            64
     Dividends payable                                                               622                 601                   562
     Note payable - unrelated bank                                                 2,600               2,600                 1,500
                                                                           ----------------    ---------------     ----------------
         Total Liabilities                                                 $       3,289       $       3,266       $         2,126
                                                                           ----------------    ---------------     ----------------
Stockholders' Equity
     Common stock                                                          $       8,907       $       9,627       $         9,871
     Paid-in earnings                                                                113                 112                   112
     Retained earnings                                                            27,114              23,623                21,968
     Accumulated other comprehensive income
         Unrealized gains (losses) on securities                                      16                   9                   (79)
                                                                           ----------------    ---------------     ----------------
         Total Stockholders' Equity                                        $      36,150       $      33,371       $        31,872
                                                                           ----------------    ---------------     ----------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $      39,439       $      36,637       $        33,998
                                                                           ================    ===============     ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DENMARK BANCSHARES, INC.
                              Statements of Income


                                                                                               December 31,
                                                                          --------------------------------------------------------
(In thousands)                                                                 2002                2001                2000
                                                                          ----------------    ---------------     ----------------
Income
     Interest income from loans                                           $           9       $          20       $            30
     Other interest income                                                            1                   5                    21
     Dividend income from banking subsidiary                                      1,500                   0                   500
     Dividend income from nonbanking subsidiary                                     600                 600                     0
     Rental income from banking subsidiary                                          257                 257                   257
     Rental income from nonbanking subsidiary                                         7                   7                     9
                                                                          ----------------    ---------------     ----------------
         Total Income                                                     $       2,374       $         889       $           817
                                                                          ----------------    ---------------     ----------------
                                                                          ----------------    ---------------     ----------------
Expenses
     Management fees to banking subsidiary                                $         150       $         120       $           120
     Interest expense                                                               106                 130                   105
     Provision for credit losses                                                      0                   0                   (58)
     Depreciation                                                                   144                 165                   170
     Other operating expenses                                                       251                 221                   177
                                                                          ----------------    ---------------     ----------------
         Total Expenses                                                   $         651       $         636       $           514
                                                                          ----------------    ---------------     ----------------

     Income before income taxes and undistributed income of
       subsidiaries                                                       $       1,723       $         253       $           303
     Income tax benefit                                                            (123)               (109)                  (50)
                                                                          ----------------    ---------------     ----------------
     Income before Undistributed Income of Subsidiaries                   $       1,846       $         362       $           353

Equity in Undistributed Income of Subsidiaries
     Banking subsidiary                                                           2,723               2,399                  (191)
     Nonbank subsidiaries                                                           155                  84                   583
                                                                          ----------------    ---------------     ----------------
         NET INCOME                                                       $       4,724       $       2,845       $           745
                                                                          ================    ===============     ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DENMARK BANCSHARES, INC.
                            Statements of Cash Flows


                                                                                               December 31,
                                                                          --------------------------------------------------------
(In thousands)                                                                 2002                2001                2000
                                                                          ----------------    ---------------     ----------------
Cash Flows from Operating Activities:
    Net Income                                                            $       4,724       $       2,845       $           745
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                  144                 165                   170
      Provision for credit losses                                                     0                   0                   (58)
      Equity (earnings) of banking subsidiary                                    (4,223)             (2,399)                 (309)
      Equity (earnings) of nonbanking subsidiary                                   (755)               (684)                 (583)
      Dividend from banking subsidiary                                            1,500                   0                   500
      Dividend from nonbanking subsidiary                                           600                 600                     0
      Decrease (increase) in other assets                                            43                 (57)                   10
      Increase in accrued expenses                                                    1                   1                     5
                                                                          ----------------    ---------------     ----------------
         Net Cash Provided by Operating Activities                        $       2,034       $         471       $           480
                                                                          ----------------    ---------------     ----------------

Cash flows from Investing Activities:
    Capital expenditures                                                  $        (180)      $        (194)      $          (406)
    Net decrease in real estate loans                                                96                  88                   134
                                                                          ----------------    ---------------     ----------------
         Net cash Used by Investing Activities                            $         (84)      $        (106)      $          (272)
                                                                          ----------------    ---------------     ----------------
Cash Flows from Financing Activities:
    Debt proceeds                                                         $       1,100       $       1,100       $           600
    Debt repayments                                                              (1,100)                  0                     0
    Treasury stock proceeds                                                         124                 134                   132
    Treasury stock purchases                                                       (843)               (379)                 (290)
    Dividends paid                                                               (1,212)             (1,150)               (1,030)
                                                                          ----------------    ---------------     ----------------
         Net Cash Used by Financing Activities                            $      (1,931)      $        (295)      $          (588)
                                                                          ----------------    ---------------     ----------------

    Net Increase (Decrease) in Cash                                       $          19       $          70       $          (380)
    Cash, beginning                                                                 694                 624                 1,004
                                                                          ----------------    ---------------     ----------------
         CASH, ENDING                                                     $         713       $         694       $           624
                                                                          ================    ===============     ================
                                                                          ================    ===============     ================

Supplemental Disclosure:
    Income taxes received                                                 $        (170)      $         (51)      $           (57)
                                                                          ================    ===============     ================

NOTE 13 - EMPLOYEE STOCK PURCHASE PLAN

     In December of 1998, the company adopted an Employee Stock Purchase Plan. All company employees, except executive officers and members of the board of directors, are afforded the right to purchase a maximum number of shares set from time to time by the board of directors. Rights granted must be exercised during a one-month purchase period prescribed by the board. Typically rights have been approved in December with the purchase period falling in the next year. Rights are exercised at fair market value. A recap of plan activity is as follows:


                           Number of                                  Number of           Price per
Granted in December         Rights             Exercised in        Rights Exercised         Share
-------------------     ----------------     -----------------     -----------------     -------------
       2000                   564                  2001                   210                 $638
       2001                   552                  2002                   188                 $659
       2002                   450                  2003                    Not Yet Available

NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments
-------------------------------

     For cash and short-term investments, the carrying amount is a reasonable estimate of fair value.

Investment Securities
---------------------

     For securities held for investment purposes and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Receivable
----------------

     The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit Liabilities
-------------------

     The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowings
----------

     Rates currently available to the bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees
--------------------------------------------------------------------------------
Written
-------

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

     The estimated fair values of the Company's financial instruments are as follows:


                                                                        For the Years Ended December 31
                                              -------------------------------------------------------------------------------------
                                                         2002                         2001                         2000
                                              ----------------------------  --------------------------   --------------------------
                                                Carrying      Fair Value     Carrying     Fair Value      Carrying     Fair Value
                                                 Amount                       Amount                       Amount
                                              --------------  ------------  ------------  ------------   ------------  ------------
(In thousands)
Financial Assets
     Cash and short-term investments           $   24,007      $   24,007    $   30,521    $   30,521     $   12,721    $   12,721
     Investments securities                        50,986          53,157        37,823        38,438         43,046        43,943
     Loans                                        260,893         264,027       268,028       263,313        280,978       277,710
     Less:  Allowance for credit losses            (5,418)              -        (5,524)            -         (6,572)            -
                                              --------------  ------------  ------------  ------------   ------------  ------------
          TOTAL                                $  330,468      $  341,191    $  330,848    $  332,272     $  330,173    $  334,374
                                              ==============  ============  ============  ============   ============  ============
Financial Liabilities
     Deposits                                  $  257,964      $  259,545    $  252,688    $  254,417     $  245,621    $  246,824
     Borrowings                                    50,234          50,928        58,348        58,839         65,108        65,742
                                              --------------  ------------  ------------  ------------   ------------  ------------
          TOTAL                                $  308,198      $  310,473    $  311,036    $  313,256     $  310,729    $  312,566
                                              ==============  ============  ============  ============   ============  ============
Unrecognized Financial Instruments
     Commitments to extend credit              $   26,319      $   26,319    $   32,058    $   32,058     $   21,227    $   21,227
     Standby letters of credit and
       financial guarantees written                 1,541           1,541         1,556         1,556          1,622         1,622
                                              --------------  ------------  ------------  ------------   ------------  ------------
          TOTAL                                $   27,860      $   27,860    $   33,614    $   33,614     $   22,849    $   22,849
                                              ==============  ============  ============  ============   ============  ============

NOTE 15 - REGULATORY MATTERS

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of Total Capital and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.

     The Company's actual capital amounts and ratios are also presented in the table below:

                                                                                                             To Be Well Capitalized
                                                                                     For Capital            Under Prompt Corrective
                                                            Amount                Adequacy Purposes:           Action Provision:
                                                     -----------------------    ------------------------    ------------------------
                                                       Amount        Ratio        Amount         Ratio        Amount         Ratio
                                                     ----------     --------    ----------     ---------    ----------     ---------
As of December 31, 2002:
  Denmark Bancshares, Inc.
     Total Capital (to Risk-Weighted Assets)         $37,331,414     14.7%      $20,356,007     ** 8.0%      $25,445,009    ** l0.0%
     Tier 1 Capital (to Risk-Weighted Assets)         34,123,167     13.4%       10,178,004     ** 4.0%       15,267,006    **  6.0%
     Tier 1 Capital (to Average Assets)*              34,123,167      9.9%       13,849,591     ** 4.0%       17,311,989    **  5.0%
  Denmark State Bank
     Total Capital (to Risk-Weighted Assets)         $29,891,627     13.5%      $17,698,030     ** 8.0%      $22,122,537    ** 10.0%
     Tier 1 Capital (to Risk-Weighted Assets)         27,101,074     12.3%        8,849,015     ** 4.0%       13,273,522    **  6.0%
     Tier 1 Capital (to Average Assets)*              27,101,074      8.7%       12,536,206     ** 4.0%       15,670,258    **  5.0%
As of December 31, 2001:
  Denmark Bancshares, Inc.
     Total Capital (to Risk-Weighted Assets)         $34,216,698     14.1%      $19,460,420     ** 8.0%      $24,325,525    ** l0.0%
     Tier 1 Capital (to Risk-Weighted Assets)         31,145,346     12.8%        9,730,210     ** 4.0%       14,595,315    **  6.0%
     Tier 1 Capital (to Average Assets)*              31,145,346      9.1%       13,723,764     ** 4.0%       17,154,705    **  5.0%
  Denmark State Bank
     Total Capital (to Risk-Weighted Assets)         $26,841,907     12.8%      $16,804,918     ** 8.0%      $21,006,148    ** l0.0%
     Tier 1 Capital (to Risk-Weighted Assets)         24,186,089     11.5%        8,402,459     ** 4.0%       12,603,689    **  6.0%
     Tier 1 Capital (to Average Assets)*              24,186,089      7.8%       12,428,060     ** 4.0%       15,535,075    **  5.0%
As of December 31, 2000:
  Denmark Bancshares, Inc.
     Total Capital (to Risk-Weighted Assets)         $32,557,038     13.4%      $19,544,514     ** 8.0%      $24,305,643    ** 10.0%
     Tier 1 Capital (to Risk-Weighted Assets)         29,475,211     12.1%        9,722,257     ** 4.0%       14,583,386    **  6.0%
     Tier 1 Capital (to Average Assets)*              29,475,211      8.7%       13,542,222     ** 4.0%       16,927,777    **  5.0%
  Denmark State Bank
     Total Capital (to Risk-Weighted Assets)         $24,244,672     11.6%      $16,692,227     ** 8.0%      $20,865,284    ** 10.0%
     Tier 1 Capital (to Risk-Weighted Assets)         21,591,537     10.4%        8,346,113     ** 4.0%       12,519,170    **  6.0%
     Tier 1 Capital (to Average Assets)*              21,591,537      7.1%       12,180,524     ** 4.0%       15,225,655    **  5.0%

*Average assets are based on the most recent quarter's adjusted average total assets.

**greater than or equal to

     On March 13, 2002, Denmark State Bank ("Bank"), the Company's primary subsidiary, entered into a Memorandum of Understanding ("MOU") with the FDIC and with the State of Wisconsin Department of Financial Institutions, Division of Banking. The MOU is an informal administrative action designed to guide the Bank in its corrective efforts. The MOU was requested by the FDIC following a regularly scheduled examination of the Bank as of September 30, 2001. The Bank complied with all of the requirements of the MOU and effective October 17, 2002, the MOU was terminated by the FDIC and the Division of Banking.

NOTE 16 - RESTATED FINANCIAL STATEMENTS

     During 2001, the Company's largest subsidiary, the Bank, changed its methodology for calculating the allowance for credit losses to reflect the allowance for credit losses in accordance with a Federal Financial Institutions Examination Council (FFIEC) Interagency Policy Statement on ALLL, issued July, 2001. The Company's management, with the concurrence of federal regulators, chose to adopt this methodology for determining the adequacy of the allowance for credit losses retroactively to the year ended December 31, 2000, resulting in a restatement of the financial statements as of December 31, 2000, from those originally reported. The Bank also increased the risk factor percentages applied to certain categories of its loans used to determine the allowance for loan losses as of December 31, 2000. The effect of this restatement of the allowance for credit losses is summarized below:


                                        As Originally
                                           Stated                        As Restated
                                     --------------------             -------------------
Allowance for credit losses             $  3,471,561                    $   6,571,561
Retained earnings                         23,846,903                       21,967,386
Net income before taxes                    3,455,634                          355,634
Income tax expense (benefit)                 830,822                         (389,661)
Net income                              $  2,624,812                    $     745,295
                                     ====================             ===================

     Management determined that the effect of this change in methodology did not significantly change the allowance for credit losses for prior years.

     The current methodology to determine an adequate allowance for loan losses includes a systematic loan grading system that requires quarterly reviews, identification of loans to be evaluated on an individual basis for impairment, results of independent reviews of asset quality and the adequacy of the allowance by regulatory agencies, as an integral part of their examination process, and by external auditors, consideration of current trends and volume of total nonperforming, past-due, nonaccrual and potential problem loans, and consideration of national and local economic trends and industry conditions.

     In applying the methodology, nonaccrual loans, restructured loans and potential problem loans (other than loans secured by 1-to-4 family residential properties, loans secured by consumer personal property and unsecured loans), above a certain size, are reviewed to determine if they are impaired. Impaired loans are individually analyzed and an allowance amount calculated for each one of these loans, based on the estimated fair value of collateral, in conjunction with FAS 114. Loans that are not impaired are segmented into groups by type of loan. The following loan types are utilized so that each segment of loans will have similar risk factors; 1) residential real estate, 2) agricultural real estate, 3) commercial real estate, 4) agricultural, 5) commercial, 6) consumer installment, and 7) other. In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, loans that are not impaired are further segregated by loan risk classification within each type of loan based on an assessment of risk for a particular loan. The applicable risk classifications are "special mention" and "substandard". A "substandard" loan is a loan that is inadequately protected by the current sound worth and paying capacity of the borrower or of any collateral. Loans classified "substandard" have well-defined weaknesses that jeopardize liquidation and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Loans classified "special mention" are one step above substandard; these loans contain some weakness which if not corrected or improved upon could lead to further deterioration and a lower rating. Risk factor percentages are applied to the identified segments of each of the nonclassified and classified portions of the portfolios to calculate an allowance in conjunction with FAS 5. These risk factor percentages are based on historical loan loss experience adjusted for current economic conditions and trends and internal loan quality trends.

     The primary difference between the current methodology and the methodology prior to December 31, 2000, is that the Company did not previously calculate an allowance amount for impaired loans when it determined the ALLL, nor did it exclude impaired loans from loans evaluated as a group.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     The Company has not, within the 24 months before the date of the most recent financial statements, changed its accountants, nor have there been any disagreements on accounting and financial disclosures.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     The information contained under the section captioned "Proposal I-Election of Directors" in the Company's proxy statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

     Certain information with respect to the Company's other executive officers is set forth below:

    NAME           AGE                  POSITION
    ----           ---                  --------
Dennis J. Heim      43   Mr. Heim has served as Vice President of the Company
                         since 1995 and Treasurer since 1993. Mr. Heim has also served as Senior Vice President and Chief Financial
                         Officer of the Bank since January 1999. Mr. Heim has held other positions with the Bank since 1983.

Roger L. Lemmens    53   Mr. Lemmens has served as a Vice President of the Bank
                         since 1991 and prior thereto was an Assistant Vice
                         President of the Bank since 1986. Mr. Lemmens has been a Branch Manager for the Bank since 1988. Mr. Lemmens has also served as a director of the Bank since
                         February 1993. Roger L. Lemmens is the brother of
                         Darrell R. Lemmens, Chairman of the Board and
                         President of the Company.

John P. Olsen       52   Mr. Olsen has served as President of DACC since 1986,
                         as Treasurer since 1996 and as a director of DACC since
                         1985. Mr. Olsen has served as a Senior Vice President and Chief Credit Officer of the Bank since January
                         1999. Mr. Olsen has held other positions with the Bank since 1985.

David H. Radue      54   Mr. Radue has served as a director, Vice President and
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

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The information in the Company's proxy statement, prepared for the 2003 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Voting Securities and Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The information in the Company's proxy statement, prepared for the 2003 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Certain Relationships and Related Transactions," is incorporated herein by reference.

                                     PART IV

ITEM 14.  CONTROLS AND PROCEDURES
          -----------------------

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
          ------------------------------------------------------

(a) 1. and 2. Financial Statements and Financial Statement Schedules

     The following financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K:

     Consolidated Statements of Financial Condition as of December 31, 2002, 2001 and 2000

     Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

     Selected Financial Information

3.   Exhibits

     The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the fourth quarter of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Village of Denmark, State of Wisconsin, on September 23, 2003.

                           DENMARK BANCSHARES, INC.



                           By: /s/ Darrell R. Lemmens
                               ---------------------------------------------
                               Darrell R. Lemmens,
                               Chairman of the Board, President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


        Signature                                       Title                                  Date
        ---------                                       -----                                  ----

/s/ Darrell R. Lemmens
-------------------------------         Chairman of the Board,  President and Director    September 23, 2003
Darrell R. Lemmens                      (Principal Executive Officer)

/s/ Dennis J. Heim
-------------------------------         Vice   President  and   Treasurer   (Principal    September 23, 2003
Dennis J. Heim                          Accounting and Financial Officer)

/s/ Terese M. Deprey
-------------------------------         Director                                          September 23, 2003
Terese M. Deprey

/s/ Thomas N. Hartman
-------------------------------         Director                                          September 23, 2003
Thomas N. Hartman

/s/ Mark E. Looker
-------------------------------         Director                                          September 23, 2003
Mark E. Looker

/s/ B. E. Mleziva
-------------------------------         Director                                          September 23, 2003
B. E. Mleziva

/s/ Edward W. Opichka
-------------------------------         Director                                          September 23, 2003
Edward Q. Opichka

/s/ Norman F. Tauber
-------------------------------         Director                                          September 23, 2003
Norman F. Tauber

Thomas F. Wall
-------------------------------         Director                                          September 23, 2003
Thomas F. Wall

                                INDEX TO EXHIBITS
                            DENMARK BANCSHARES, INC.
                                   FORM 10-K/A

Exhibit
 Number                   Description of Exhibit
 ------                   ----------------------

(3.1)          Articles of Incorporation [Incorporated by reference to Exhibit
               3.1 to the Company's report on Form 10-Q for the quarter ended June 30, 2002]

(3.2) Restated Bylaws [Incorporated by reference to Exhibit 3.2 to the Company's report on Form 10-Q for the quarter ended June 30, 2002]

(11.1)         Statement Re Computation of Per Share Earnings*

(13.1)         Annual Report to Shareholders for the Fiscal Year Ended December
               31, 2002*

(21.1)         List of Subsidiaries*

(23.1)         Consent of Williams Young, LLC

(31.1) Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously filed.