Form 10-Q/A
period 2003-06-30
DENMARK BANCSHARES INC
filed 2003-09-23
CIK 885531

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

Quarterly Report On Form 10-QA

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

The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate (property acquired trough foreclosure or in satisfaction of loans):

  Includes restructured loans of $991,022 and $1,027,966 as of June 30, 2003 and December 31, 2002, respectively.

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

DENMARK BANCSHARES, INC. /s/ Darrell R. Lemmens
Date: September 15, 2003	Darrell R. Lemmens,
Principal Executive Officer,
Chairman of the Board, and
President /s/ Dennis J. Heim
Date: September 15, 2003	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer