Form 10-Q
period 2003-09-30
DENMARK BANCSHARES INC
filed 2003-11-06
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 22, 2003, there were 108,527 shares of the registrant's Common Stock (no par value) issued and outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report On Form 10-Q

For The Quarter Ended September 30, 2003

Page No.

PART I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Financial Condition	3

Consolidated Statements of Income	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13
PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	14

Signatures	15

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	September 30, 2003 (Unaudited)	December 31, 2002
Assets		
Cash and due from banks	$9,104,071	$11,708,631
Interest-bearing deposits in other banks	4,003,039	1,372
Total Cash and Cash Equivalents	$13,107,110	$11,710,003
Federal funds sold	13,009,000	12,297,000
Investment Securities		
Available-for-sale, at fair value	15,199,480	13,076,237
Held-to-maturity, at cost	36,603,858	37,909,811
Total Investment Securities	$51,803,338	$50,986,048
Loans	255,720,096	260,893,003
Allowance for credit losses	(5,573,715)	(5,417,920)
Net Loans	$250,146,381	$255,475,083
Loans held for sale	1,287,561	1,576,813
Premises and equipment, net	5,821,007	4,224,079
Accrued interest receivable	1,760,750	1,610,010
Other assets	13,919,422	8,273,965
TOTAL ASSETS	$350,854,569	$346,153,001
Liabilities		
Deposits		
Noninterest-bearing	$29,110,597	$31,234,875
Interest-bearing	231,845,413	226,728,670
Total Deposits	$260,956,010	$257,963,545
Short-term borrowings	23,359,480	24,047,779
Accrued interest payable	664,070	854,800
Other liabilities	1,439,374	951,196
Long-term debt	26,181,335	26,186,097
Total Liabilities	$312,600,269	$310,003,417
Stockholders' Equity		
Common stock, no par value, authorized 640,000 shares; outstanding 108,428 and 108,129 respectively	$10,336,295	$10,336,295
Treasury stock	(1,157,420)	(1,429,820)
Paid in capital	124,548	113,151
Retained earnings	29,023,701	27,113,719
Accumulated other comprehensive income		
Unrealized (losses) gains on securities	(72,824)	16,239
Total Stockholders' Equity	$38,254,300	$36,149,584
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$350,854,569	$346,153,001

The accompanying notes are an integral part of these financial statements.

3

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Quarter Ended September 30, 2003	September 30, 2002	For the Nine Months Ended September 30, 2003	September 30, 2002
Interest Income				
Loans including fees	$4,162,310	$4,828,926	$12,863,846	$14,973,651
Investment securities				
Taxable	59,548	18,942	176,224	84,860
Exempt from federal tax	481,305	508,801	1,461,798	1,510,411
Interest on federal funds sold	27,544	51,606	136,943	136,380
Other interest income	75,897	41,250	454,592	204,403
	$4,806,604	$5,449,525	$15,093,403	$16,909,705
Interest Expense				
Deposits	$1,153,637	$1,509,996	$3,757,226	$4,746,778
Short-term borrowings	118,976	198,345	379,017	625,473
Long-term debt	289,044	245,279	857,853	690,107
	$1,561,657	$1,953,620	$4,994,096	$6,062,358
Net interest income	$3,244,947	$3,495,905	$10,099,307	$10,847,347
Provision for Credit Losses	87,000	186,000	411,000	608,000
Net interest income after provision for credit losses	$3,157,947	$3,309,905	$9,688,307	$10,239,347
Other Income				
Service fees and commissions	$234,688	$242,915	$643,725	$730,657
Investment security gains	0	0	0	7,350
Loan sale gains	245,302	112,624	610,214	207,217
Other	136,540	154,521	$342,070	$294,274
	$616,530	$510,060	$1,596,009	$1,239,498
Other Expense				
Salaries and employee benefits	$1,436,343	$1,367,770	$4,243,466	$4,059,979
Occupancy expenses	237,154	227,211	681,332	667,984
Data processing expenses	168,532	129,917	455,737	420,188
Marketing expenses	91,155	101,410	163,357	192,566
Directors fees	64,820	39,420	196,655	172,800
Other operating expenses	389,481	266,889	1,112,750	913,352
	$2,387,485	$2,132,617	$6,853,297	$6,426,869
Income before income taxes	$1,386,992	$1,687,348	$4,431,019	$5,051,976
Income tax expense	373,100	476,270	1,192,801	1,421,493
NET INCOME	$1,013,892	$1,211,078	$3,238,218	$3,630,483
Per Share				
Net income	$9.35	$11.15	$29.87	$33.38
Dividends declared	$6.25	$5.75	$12.25	$11.38
Weighted average shares outstanding	108,435	108,589	108,409	108,772

The accompanying notes are an integral part of these financial statements.

4

Denmark Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments necessary to present fairly the financial position of Denmark Bancshares, Inc. (the "Company"), the results of operations and cash flows for the periods presented. All adjustments necessary for the fair presentation of the financial statements are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A. The Company's subsidiaries are the Denmark State Bank ("Bank"), Denmark Agricultural Credit Corporation ("DACC") and the McDonald-Zeamer Insurance Agency, Inc. ("McDonald").

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

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	September 30, 2003			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Mortgage-backed securities	$6,716,277	$16,551	($136,661)	$6,596,167
State and local governments	8,500,000	0	0	8,500,000
Money market funds	103,313	0	0	103,313
	$15,319,590	$16,551	($136,661)	$15,199,480

	December 31, 2002			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Mortgage-backed securities	$1,109,454	$26,783	$0	$1,136,237
State and local governments	11,000,000	0	0	11,000,000
Money market fund	940,000	0	0	940,000
	$13,049,454	$26,783	$0	$13,076,237

The amortized cost and estimated fair value of securities held-to-maturity were as follows:

	September 30, 2003			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$36,603,858	$2,596,966	$0	$39,200,824
	$36,603,858	$2,596,966	$0	$39,200,824

6

Denmark Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	December 31, 2002			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$37,909,811	$2,171,304	($9)	$40,081,106
	$37,909,811	$2,171,304	($9)	$40,081,106

The amortized cost and estimated fair values of securities at September 30, 2003, by maturity were as follows:

	Securities Available-for-Sale		Securities Held-to-Maturity	
Amounts Maturing	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$8,500,000	$8,500,000	$120,000	$122,289
From one through five years	6,699,410	6,579,106	5,555,640	5,908,912
From five through ten years	16,867	17,061	4,169,390	4,683,711
After ten years	0	0	26,758,828	28,485,912
Other securities (no stated maturity)	103,313	103,313	0	0
	$15,319,590	$15,199,480	$36,603,858	$39,200,824

NOTE 3 - LOANS

Major categories of loans included in the loan portfolio are as follows:

(In thousands)	September 30, 2003	December 31, 2002
Real Estate:		
Residential	$99,904,341	$108,713,845
Commercial	37,268,783	38,770,381
Agricultural	32,555,805	27,661,442
Construction	15,855,571	10,383,706
	$185,584,500	$185,529,374
Commercial	$29,401,070	$28,719,193
Agricultural	29,719,190	34,951,613
Consumer and other	11,015,336	11,692,823
TOTAL	$255,720,096	$260,893,003

Changes in the allowance for loan losses were as follows:

	For the Nine Months Ended September 30,		For the Year Ended December 31,
	2003	2002	2002
Balance, beginning of period	$5,417,920	$5,524,293	$5,524,293
Provision charged to operations	411,000	608,000	944,000
Recoveries	68,817	182,331	247,752
Charge-offs	(324,022)	(1,141,090)	(1,298,125)
Balance, end of period	$5,573,715	$5,173,534	$5,417,920

7

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

Results of Operations

Net income for the quarter ended September 30, 2003, was $1,013,892, or $9.35 per share, a decrease of $197,186 or 16%, compared to $1,211,078, or $11.15 per share, for the corresponding period in 2002. This decrease was the result of lower net interest income and higher noninterest expenses, which more than offset decreases in the provision for loan losses and income tax expense and higher noninterest income.

Net interest income for the quarter ended September 30, 2003, was $3,244,947, a decrease of $250,958 over the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Increase (Decrease) Due to Change In
	Average Balance	Average Rate	Total Change

Interest income	($8,959)	($633,962)	($642,921)
Interest expense	16,199	(408,162)	(391,963)
Net interest income	($25,158)	($225,800)	($250,958)

This decrease was primarily attributable to the lower average net interest rate spread, which fell from 3.85% during the third quarter of 2002 to 3.58% during the quarter ended September 30, 2003. The Company's yield on earning assets was 5.81% during the third quarter of 2003 compared to 6.71% during the quarter ended September 30, 2002. The average cost of funds was 2.23% during the third quarter of 2003, a decrease of 63 basis points compared to the quarter ended September 30 , 2002.

In the third quarter of 2003 the Company's provision for credit losses was $87,000 compared to $186,000 for the third quarter of 2002. Net charge-offs were $252,247 in the third quarter of 2003 compared to net charge-offs of $204,797 during the corresponding period in the prior year.

Noninterest income for the three months ended September 30, 2003, was $616,530, an increase of $106,470 over the corresponding period in 2002. Gains from the sales of residential real estate loans increased by $132,678 during the third quarter of 2003. The Bank sold $22.7 million of mortgage loans in the third quarter of 2003 compared to $9.7 million during the second quarter of 2002. Other noninterest income was $136,540, a decrease of $17,981 compared to the third quarter of 2002. The decrease was primarily the result of a decrease in the gains on the sale of acquired properties, which more than offset an increase in income from bank owned life insurance contracts that were acquired during the second quarter of 2003. Gains from the sales of acquired properties were $68,806 during the third quarter of 2002. Increases in the cash surrender value of bank owned life insurance contracts totaled $56,800 during the third quarter of 2003.

Noninterest expense increased by $254,868 or 12% during the three months ended September 30, 2003, over the corresponding period in 2002. Salaries and benefits expense increased $68,573 or 5% over the corresponding period in 2002. This increase is the result of higher salaries and wages, which increased by $27,297 or 3% primarily as a result of regular salary increases and higher group health insurance expenses, which increased by $30,969 or 14%. Directors' fees increased $25,400 over the corresponding period in 2002. The increase was the result of a $500 increase in the annual fees paid in September to each director of the Company, the Bank and DACC. During 2002, the annual fees (including a projected $500 increase) were accrued for throughout the year but the Board of Directors decided to not increase the fee amount and consequently a credit to expense was made during the third quarter to reverse the accrual.

Data processing expenses increased by $38,615 primarily as a result of one-time expenses related to a conversion of the Bank's ATM's to triple data encryption standard and encrypted PIN pads. All ATM's affiliated with the Visa or MasterCard network must comply with these encryption requirements by 2005. At the same time the Bank converted its ATM's to a different processor and incurred one-time fees associated with this conversion.

Other operating expenses increased by $122,592 during the three months ended September 30, 2003, compared to the third quarter of 2002. Losses from the sales of acquired properties totaled $34,490 during the third quarter of 2003. Printing and supplies expenses increased by $33,164 primarily as a result of costs associated with the Wrightstown branch office that opened during August 2003. Professional and legal fees increased by $28,389 primarily as a result of fees incurred to establish the new Wrightstown branch and for the application costs associated with a second Wrightstown branch office, which has received regulatory approval. The Company intends to begin construction of a full service banking facility at this second Wrightstown site during the fourth quarter of 2003. The Bank incurred $19,681 in expenses related to acquired properties during the third quarter of 2003. These expenses included real estate taxes, insurance and repairs and maintenance. The Bank acquired two properties during the quarter and sold three properties. As of September 30, 2003, the Bank holds three acquired properties with a carrying value of $1.1 million.

Return on average assets in the third quarter of 2003 was 1.15%, compared to 1.42% for the corresponding period in 2002. Return on average equity in the third of 2003 was 10.6%, compared to 13.7% for the corresponding period in the prior year.

Financial Condition

Total assets increased by $4,701,568 between December 31, 2002, and September 30, 2003. Interest-bearing deposits in other banks increased by $4.0 million. The Bank purchased a $4 million short-term certificate of deposit that yields a higher rate of interest compared to federal funds sold. Total loans, excluding loans held for sale, decreased by $5.2 million during the first nine months of 2003. The Bank sold $54.2 million of fixed rate mortgages to the secondary mortgage market. Other assets increased $5.6 million during the first nine months. The Bank purchased $5 million of bank owned life insurance contracts during the second quarter. Total deposits increased by $3.0 million during the nine-month period ending September 30, 2003.

The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

	September 30, 2003		December 31, 2002
(In thousands)	Amount	%	Amount	%
Real Estate:
Residential	$99,904	39.1%	$108,714	41.7%
Commercial	37,269	14.6%	38,770	14.9%
Agricultural	32,556	12.7%	27,661	10.6%
Construction	15,856	6.2%	10,384	4.0%
	$185,585	72.6%	$185,529	71.1%
Commercial	29,401	11.5%	28,719	11.0%
Agricultural	29,719	11.6%	34,952	13.4%
Consumer and other	11,015	4.3%	11,693	4.5%
TOTAL	$255,720	100.0%	$260,893	100.0%

Loans secured by residential properties declined by $8.8 million during the first nine months as borrowers continue to choose fixed rate loans for fifteen or thirty years during this historically low interest rate environment. The Bank sells substantially all of these fixed rate mortgage loans to the secondary mortgage market. During the first nine months, several agricultural borrowers secured their loans with real estate in order to lengthen the amortization period and reduce the payment amount. This resulted in an increase in agricultural loans secured by real estate and a decrease in other agricultural loans.

The allowance for credit losses increased by $155,795 during the nine-month period ended September 30, 2003. The allowance equals 2.17% of total loans at September 30, 2003, compared to 2.06% at December 31, 2002. Nonaccrual loans totaled $5,581,614 at September 30, 2003, a decrease of $508,878 compared to December 31, 2002. The Company's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 4.05% at September 30, 2003, compared to 3.87% at December 31, 2002. As of September 30, 2003, management has identified $14.9 million of potential problem loans compared to $13.9 million at year-end. Potential problem loans are loans that are performing but have a greater risk of nonperformance.

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

The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate (property acquired through foreclosure or in satisfaction of loans):

	September 30, 2003		December 31, 2002
		% of Total		% of Total
(In thousands)	Amount	Loans	Amount	Loans

Nonaccrual Loans (1)	$5,582	2.2%	$6,090	2.3%
Accruing Loans Past Due
90 Days or More	0	0.0%	0	0.0%
Total	$5,582	2.2%	$6,090	2.3%
Other Real Estate	$1,098		$781

(1) Includes restructured loans of $1,008,132 and $1,027,966 as of September 30, 2003 and December 31, 2002, respectively.

Demand deposits decreased $2,124,278 or 6.8% during the first nine months of 2003. The decrease in demand deposits is attributable to a normal seasonal fluctuation. Interest bearing deposits increased by $5,116,743 or 2.3% between December 31, 2002, and September 30, 2003.

Stockholders' equity increased by $2,104,716 to $38,254,300 as of September 30, 2003. As of September 30, 2003, the Company's leverage ratio was 10.4%, the risk-based core capital ratio was 14.0% and the risk-based total capital ratio was 15.3%. The Company and the Bank continue to maintain capital levels well above the regulatory minimum levels.

Liquidity

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company's needs for cash. Cash and cash equivalents increased by $1,397,107 during the first nine months of 2003. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. The federal funds sold totaling $13.0 million and the available-for-sale investment portfolio amounting to $15.2 million as of September 30, 2003, are readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds the Company also has off-balance sheet sources available to meet liquidity needs. The Company has unused lines of credit of $36.8 million as of September 30, 2003. Management believes the Company's liquidity position as of September 30, 2003, is adequate under current economic conditions.

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

The following table sets forth the Companys commitments to extend credit and standby letters of credit:

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

Other Events

In August, 2003, DSB received a notice of audit from the Wisconsin Department of Revenue. The notice stated that the audit would cover tax years 1997 to 2002 and would relate primarily to the issue of income of DSB's Nevada investment subsidiary. Like many financial institutions in Wisconsin, DSB transferred investment securities to a subsidiary located in Nevada. The income of this subsidiary has not been reported to Wisconsin for income tax purposes in reliance on private rulings issued to DSB by the Department. The Department has told representatives of the Wisconsin banking industry that it will be conducting audits of numerous banks with investment subsidiaries to determine if all or part of the income of the subsidiary should be attributed to the parent bank and that it will be revoking private rulings previously issued. DSB's audit appears to be part of this initiative.

If the Department should be successful in taxing the income of DSB's Nevada subsidiary, DBI's net income will be reduced in the future in approximately the amount of the new taxes imposed. At this time, DBI management does not know whether the Department will attempt to impose taxes (and interest or penalties) with respect to prior periods, despite the rulings received for those periods from the Department. If the Department made such attempt and were fully successful, the tax liability for prior periods subject to the audit would be approximately $1 million, based on approximately $12.2 million of net income of the Nevada subsidiary during those periods. In addition, DBI is likely to incur expenses in addressing the audit, including legal and accounting fees. Because the matter has arisen so recently, DBI management has not yet determined whether it is appropriate to create a loss contingency reserve.

Subsequent Events

The Company's common stock offering of 10,850 shares was substantially oversubscribed. On November 4, 2003, the Board of Directors authorized the sale of an additional 2,000 shares, then held in treasury, in order to satisfy some portion of the oversubscribed amount. The offering period ended on

October 31, and the Company expects that the stock sales will be closed during November. The net proceeds of the offering, totaling $9.3 million will be used to payoff the Company's outstanding line of credit of $4.7 million. The remaining proceeds will be used for the branch office construction in Wrightstown estimated to cost $1.5 million and for future working capital purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk position has not materially changed from that disclosed in the Company's 2002 Form 10-K/A Annual Report.

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

  Exhibits:

31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company filed no reports on Form 8-K during the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENMARK BANCSHARES, INC. /s/ Darrell R. Lemmens
Date: November 4, 2003	Darrell R. Lemmens,
Principal Executive Officer,
Chairman of the Board, and
President /s/ Dennis J. Heim
Date: November 4, 2003	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer