Form 10-K
period 2003-12-31
DENMARK BANCSHARES INC
filed 2004-03-30
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, was $65,185,014 (90,334 shares at $721.60 per share, which is equal to the weighted average purchase price of shares sold during the registrant's second fiscal quarter, according to information available to the registrant).

As of March 1, 2004, there were 121,298 shares of the registrant's Common Stock (no par value) issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Documents*	Part of Form 10-K into Which Portions of Documents are Incorporated
Annual Report to Shareholders for the fiscal year ended December 31, 2003	Parts I, II and IV
Proxy Statement for Annual Meeting of Shareholders on April 27, 2004	Parts II and III
*Only the portions of documents specifically listed herein are to be deemed incorporated by reference.

DENMARK BANCSHARES, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History and General Business of Denmark Bancshares, Inc.

Denmark Bancshares, Inc. ("DBI") was formed in 1983 as a Wisconsin bank holding company for the purpose of acquiring and holding the Common Stock of the Denmark State Bank ("DSB"). The holding company was formed to allow DSB to expand its line of financial products, enabling it to compete with other financial institutions. DBI acquired DSB in 1983 through an exchange offer for shares of DSB. DBI's subsidiaries are DSB, Denmark Agricultural Credit Corporation ("DACC"), which offers certain types of farm credit, and the McDonald-Zeamer Insurance Agency, Inc. ("McDonald"), which sells a full line of insurance products. Unless the context otherwise requires, when used herein the term "DBI" refers to Denmark Bancshares, Inc. and all of its subsidiaries.

Securities and Exchange Commission Availability of Filings on Company Web Site

DBI electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Current Report) and Schedule 14A (Proxy Statement). DBI may file additional forms including amendments to these forms. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov, in which all forms filed electronically may be accessed. Additionally, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC and additional shareholder information is available free of charge as soon as reasonably practicable after such reports are electronically filed on DSB's website: www.denmarkstate.com on the "About Us" web page. This web page provides a link to the SEC's filing database.

DSB

DSB offers a full line of retail banking services, including checking, time deposits of various types, loans for business, real estate and personal use, and other miscellaneous banking services. DSB employs two experienced investment representatives that provide financial planning and sell annuities, mutual funds and other investment securities. DSB has six offices, serving primarily Brown, Kewaunee, Manitowoc and Outagamie Counties. DSB also has eight automated teller machines at various locations throughout its market area. DSB also offers home banking 24 hours a day via telephone or personal computer. These services allow customers to transfer funds between deposit accounts and inquire about their balances or recent transaction activity as well as providing information about current interest rates.

No significant portion of the loan portfolio of DSB is concentrated in one individual or group of individuals, and management believes that the portfolio's industry weighting is prudent. Seasonal factors do not materially affect the size or quality of the loan portfolio of DSB. Set forth below is a schedule of the concentration of DBI's loans, including loans of DSB and DACC, at December 31, 2003:

Amounts in Thousands
Real Estate - Residential	$103,020
Real Estate - Commercial	40,334
Real Estate - Agricultural	32,040
Real Estate - Construction	16,819
Commercial	31,173
Agricultural	30,746
Consumer and other loans	11,543
Total Loans	$265,675

DSB offers a broad range of loans to individuals, businesses and farmers in its primary service area. DSB does not lend to foreign borrowers. Loans secured by residential real estate consist primarily of first lien mortgages on one-to-four family residential properties and represent DSB's largest category of loans. These loans, which can be amortized up to 30 years, are written primarily at fixed rates for one, three or five years. At the end of the term, the loan may be extended with payments based on interest rates prevailing at that time. A down payment of at least 10% is generally required for loan approval. DSB also makes home equity loans for a variety purposes including education expenses, automobile purchases, debt consolidation, home improvements and other needs with flexible repayment terms.

Loans secured by commercial or agricultural real estate, which totaled more than $72 million and represented 27% of total loans outstanding at year-end, can be amortized up to 25 years and generally require a minimum down payment of 20% in cash or other collateral. Loans secured by commercial and agricultural real estate generally entail more risk than loans secured by residential real estate. These loans typically involve larger balances to single borrowers. Repayment of the loan is usually dependent on the success of the business occupying the property. The value of the real estate may be impacted by environmental issues or by supply and demand conditions in the market for commercial and retail space. DSB tries to mitigate this by requiring appraisals for all loans in excess of $250,000 and by requiring a higher intial down payment. DSB also requires that the borrower submit an annual financial statement.

Loans secured by construction real estate consist primarily of loans related to one-to-four family residential development. Constructions loans generally have terms up to one year and do not require amortization of the loan balance during the term. Construction loans present a higher degree of risk than permanent real estate loans. A borrower's ability to complete construction may be affected by a variety of factors such as cost overruns and construction delays caused by adverse weather conditions, contractor delays or other problems. DSB generally requires a minimum down payment of 15% in cash or other collateral.

Commercial and agricultural loans consist of secured loans to purchase equipment, livestock, vehicles, and other fixed assets. These loans may be structured as term loans or as revolving lines of credit to meet seasonal fluctuations. The term loans generally have a repayment schedule of up to five years. The revolving lines of credit are generally secured by accounts receivable, inventory or other business assets. Revolving lines of credit are generally reviewed on an annual basis and usually require substantial repayment of principal during the course of the year. In addition to securing these loans with business and farm assets, DSB often obtains personal guarantees from principals of the borrower. DSB normally requires a minimum down payment of at least 25% in cash or other collateral for these loans.

Consumer and other loans consists of a wide variety of loans both secured and unsecured to individuals for an array of personal needs. These loans include installment, single payment term notes, overdraft protection lines of credit and credit card loans.

Denmark Agricultural Credit Corporation

DACC commenced business in 1986 to provide a source of funds for farm loans and to provide a source of liquidity for DSB. As of the close of the fiscal year, DACC had lines of working capital credit in the aggregate amount of $35,000,000, including $30,000,000 from the AgriBank, FCB and $5,000,000 from a private lending institution. DACC originates loans and purchases loans exclusively from DSB. As of December 31, 2003, DACC held agricultural loans totaling $27,043,310. In 2003 the net income of DACC was equal to 18.5% of the consolidated net income of DBI.

Insurance Subsidiary

McDonald sells life, health, casualty, auto and all other general types of insurance, and performs certified residential appraisals for DSB. To date, the operations of McDonald have not represented a material portion of the consolidated operating results of DBI.

Areas Serviced by DBI; Competition

DBI serves Brown, Kewaunee, Manitowoc and Outagamie Counties, including the villages of Denmark, Bellevue, Maribel, Reedsville, Whitelaw and Wrightstown. The population of DSB's primary service area is approximately 20,000. The local economy of the area served is based on agriculture and light industry but the extended service area has a generally diversified economy. The local economic conditions prevailing at year-end varied by county from a steady economy in Brown County to a weak economy in Manitowoc County. As of December 2003, the unemployment rate in Manitowoc County was 7.3% compared to 4.2%, 5.6% and 4.4% for Brown, Kewaunee and Outagamie Counties, respectively. Manitowoc County employment was negatively impacted by the closing of the Mirro Company after 106 years of manufacturing in Manitowoc. Newell Rubbermaid, the parent company of the Mirro Co. permanently closed the facility in September 2003, and nearly 900 people lost their jobs.

Most of DBI's loans are to businesses and individuals in Wisconsin (and, more specifically, in their four-county geographic area) and any general adverse change in the economic conditions prevailing in these areas could reduce DBI's growth rate, impair its ability to collect loans or attract deposits, and generally have an adverse impact on the results of operations and financial condition of DBI. If these areas experience adverse economic, political or business conditions, DBI would likely experience higher rates of loss and delinquency on its loans than if its loans were more geographically diverse.

The agricultural economy began to show improvement in the second half of the year. According to a report by the Wisconsin Department of Agricultural and Applied Economics at the University of Wisconsin-Madison and the Cooperative Extension of the University of Wisconsin, during the first six months of 2003 milk prices averaged less than $10 per hundredweight or almost $2 below the average price for the preceding five years. For the period from July through December the average price was above $13 per hundredweight, or slightly above the five-year average. Dairy futures markets indicate milk prices should be above the average levels of 2003. There exists some uncertainty for the agricultural economy for 2004 following the December 2003 discovery of a dairy cow in the state of Washington with bovine spongiform encephalopathy ("BSE") or mad cow disease. If more cases of BSE are discovered this could have a negative impact on beef prices. There is scientific evidence demonstrating that prions from BSE-infected cows are not transmitted to milk and consequently the effect of finding more cases of mad cow disease should have little effect on the consumption of milk and related dairy products.

During the last five years the number of Wisconsin dairy farms has significantly declined from more than 21,800 in 1999 to less than 15,900 currently in operation. Larger dairy units have replaced many of the smaller family farms. As a result DBI has a smaller pool of agricultural borrowers to lend to while competing with a similar number of agricultural lenders.

The factors that influence the agricultural economy are complex and difficult to predict. These factors include, among other things, (i) the weather's effect on feed quality and quantity; (ii) the effect of governmental support programs on feed grain and dairy prices; (iii) import and export markets; (iv) energy costs as they relate to fuel and fertilizer costs; (v) interest rates; (vi) supply and demand for feed grain and dairy; and (vii) market fluctuations created by consumer reaction to animal health issues. If agricultural conditions become unfavorable in Wisconsin, the businesses of DBI's agricultural clients and their ability to repay outstanding loans may be negatively affected. As a consequence, DBI's results of operations and financial condition may be adversely affected.

The financial services industry is highly competitive. DBI faces intense competition from financial institutions in Denmark and surrounding markets, and from non-bank financial institutions, such as mutual funds, brokerage firms and insurance companies that are aggressively expanding into markets traditionally served by banks. Many of DBI's non-bank competitors are not subject to the same degree of regulation as are imposed on bank holding companies, federally insured banks and Wisconsin-chartered state banks. As a result, such non-bank competitors may have advantages over DBI in providing certain services. DBI also competes indirectly with regional and national financial institutions, many of which have greater liquidity, lending limits, access to capital and market recognition, resources and banking experience than DBI.

Employees of DBI

At December 31, 2003, DSB had 89 full-time equivalent employees; McDonald has four full-time employees. DBI considers its relationship with its employees to be excellent.

Supervision and Regulation

The operations of financial institutions, including banks and bank holding companies, are highly regulated, both at the federal and state levels. Numerous statutes and regulations affect the businesses of DBI and its subsidiaries. To the extent that the information below is a summary of statutory provisions, such information is qualified in its entirety by reference to the statutory provisions described. There are additional laws and regulations having a direct or indirect effect on the business of DBI or DSB.

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

The performance and earnings of DSB, like other commercial banks, are affected not only by general economic conditions but also by the policies of various governmental regulatory authorities. In particular, the Federal Reserve System regulates monetary and credit conditions and interest rates in order to influence general economic conditions primarily through open-market operations in U.S. Government securities, varying the discount rate on bank borrowings, and setting reserve requirements against bank deposits. The policies of the Federal Reserve have a significant influence on overall growth and distribution of bank loans, investments and deposits, and affect interest rates earned on loans and investments. The general effect, if any, of such policies upon the future business and earnings of DSB cannot accurately be predicted.

DBI

As a registered bank holding company, DBI is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board (the "Board") before it may merge with or consolidate into another bank holding company, acquire substantially all the assets of any bank, or acquire ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank.

Under the Act, DBI is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or holding company, and neither DBI nor any subsidiary may engage in any business other than banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries. DBI may, however, own shares of a company the activities of which the Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, and the holding company itself may engage in such activities. DBI is authorized under the Act to own its two nonbank subsidiaries, DACC and McDonald.

As a registered bank holding company, DBI is supervised and regularly examined by the Board. Under the Act, DBI is required to file with the Board an annual report and such additional information as may be required. The Board can order bank holding companies and their subsidiaries to cease and desist from any actions which in the opinion of the Board constitute serious risk to the financial safety, soundness or stability of a subsidiary bank and are inconsistent with sound banking principles or in violation of law. The Board has adopted regulations that deal with the measure of capitalization for bank holding companies. Such regulations are essentially the same as those adopted by the FDIC, described below. The Board has also issued a policy statement on the payment of cash dividends by bank holding companies, wherein the Board has stated that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing.

Under Wisconsin law, DBI is also subject to supervision and examination by the Division of Banking of the Wisconsin Department of Financial Institutions (the "Division"). The Division is also empowered to issue orders to a bank holding company to remedy any condition or policy, which, in its determination, endangers the safety of deposits in any subsidiary state bank, or the safety of the bank or its depositors. In the event of noncompliance with such an order, the Division has the power to direct the operation of the state bank subsidiary and withhold dividends from the holding company. DBI, as the holder of the stock of a Wisconsin state-chartered bank, may be subject to assessment to restore impaired capital of the bank to the extent provided in Section 220.07, Wisconsin Statutes. Any such assessment would apply only to DBI and not to any shareholder of DBI.

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

DSB

As a state-chartered institution, DSB is subject to regulation and supervision by the Division and the Wisconsin Banking Review Board and is periodically examined by the Division's staff. Deposits of DSB are insured by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") and as a result DSB is also subject to regulation by the FDIC and periodically examined by its staff.

The Federal Deposit Insurance Act requires that the appropriate federal regulatory authority -- the FDIC in the case of DSB (as an insured state bank which is not a member of the Federal Reserve System) -- approve any acquisition by it through merger, consolidation, purchase of assets, or assumption of deposits. The same regulatory authority also supervises compliance by DSB with provisions of federal banking laws, which, among other things, prohibit the granting of preferential loans by a bank to executive officers, directors, and principal shareholders of the bank and of other banks, which have a correspondent relationship with the bank.

Wisconsin banking laws restrict the payment of cash dividends by state banks by providing that (i) dividends may be paid only out of a bank's undivided profits, and (ii) prior consent of the Division is required for the payment of a dividend which exceeds current year income if dividends declared have exceeded net profits in either of the two immediately preceding years. The various bank regulatory agencies have authority to prohibit a bank regulated by them from engaging in an unsafe or unsound practice; the payment of a dividend by a bank could, depending upon the circumstances, be considered such an unsafe or unsound practice. In the event that (i) the FDIC or the Division should increase minimum required levels of capital; (ii) the total assets of DSB increase significantly; (iii) the income of DSB decreases significantly; or (iv) any combination of the foregoing occurs, then the Board of Directors of DSB may decide or be required by the FDIC or the Division to retain a greater portion of DSB's earnings thereby reducing dividends.

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

FDICIA, among other things, establishes five tiers of capital requirements: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The FDIC has adopted regulations, which define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier I risk-based capital ratio (Tier I Capital to risk-weighted assets) of 6% or greater, and a Tier I leverage capital ratio (Tier I Capital to total assets) of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. The other categories are identified by descending levels of capitalization. Undercapitalized banks are subject to growth limitations and are required to submit a capital restoration plan. If an undercapitalized bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." Significantly undercapitalized banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. DSB currently exceeds the regulatory definitions of a well capitalized financial institution.

Other Subsidiaries

DBI's two non-bank subsidiaries are also subject to various forms of regulation. To the extent that lending of DACC is funded by loans from one or more Farm Credit Banks, its operations are subject to regulations promulgated by the Federal Farm Credit Administration. Currently, the AgriBank, FCB (a wholesale lending cooperative whose primary function is to provide credit to farm service centers) conducts a review of DACC's loan portfolio at least once every three years. Also, loans originated by DACC are subject to the same consumer protection regulation that governs loan procedures of DSB. McDonald is required to operate through individuals licensed as insurance agents in Wisconsin, and is subject to Wisconsin statutes and regulations governing marketing methods, providing minimum requirements for record keeping and mandating other internal procedures.

ITEM 2. DESCRIPTION OF PROPERTY

The following table sets forth certain information relating to DBI's corporate offices and other facilities, all of which are owned by DBI or its subsidiaries except the Wrightstown branch which is leased:

Location	Approximate Square Feet	Principal Uses
Denmark	22,000	Principal corporate and banking offices
Bellevue	10,000	Branch bank
Maribel	2,400	Branch bank
Reedsville	3,700	Branch bank
Whitelaw	3,400	Branch bank
Wrightstown	2,000	Branch bank
Denmark	5,000	Investments, insurance and travel
Denmark	1,000	Insurance office occupied by McDonald

Each of the foregoing properties is in good condition and is solely occupied by DBI.

In the opinion of management, all of DBI's properties are adequately covered by insurance. In addition to DBI's corporate offices and banking facilities, DBI from time to time acquires real estate upon foreclosure. DBI sells such real estate as soon as practicable after it is acquired.

ITEM 3. LEGAL PROCEEDINGS

Neither DBI nor any of its subsidiaries is a party to any legal proceedings, which, individually or in the aggregate, are material to DBI as a whole. From time to time DBI (through its subsidiaries) is involved in routine litigation, including collection matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information contained under the caption "Market Information" in the Quarterly Financial Information section of the Annual Report is incorporated herein by reference. Information concerning restrictions that limit DBI's ability to pay dividends is contained under the caption "Stockholders' Equity" in the Management's Discussion and Analysis section of the Annual Report and is also incorporated herein by reference.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, including the notes thereto and the independent auditors' report, required by this item are contained in the sections captioned "Consolidated Financial Statements" and "Notes to the Consolidated Financial Statements" in the 2003 Annual Report and are incorporated herein by reference. The supplementary data required by this item is contained in the section captioned "Selected Financial Information" under the heading "Quarterly Financial Information".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information in DBI's proxy statement, prepared for the 2004 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Ratification of Selection of Independent Public Accountants," is incorporated herein by reference.

Item 9A. Controls and Procedures

DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures prior to the filing date of this report. Based on that evaluation, management believes that DBI's disclosure controls and procedures as of the end of the 2003 fiscal year are effective in ensuring that information required to be disclosed by DBI in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in DBI's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the captions "Proposal I - Election of Directors", "Committees, Meetings and Compensation of Directors", "Nominating Process and Shareholder Communications" and "Code of Ethics" in DBI's proxy statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference. Certain information with respect to DBI's other executive officers is set forth below:

NAME	AGE	POSITION
Dennis J. Heim	44

Mr. Heim has served as Vice President of DBI since 1995 and Treasurer since 1993. Mr. Heim has also served as Senior Vice President and Chief Financial Officer of DSB since January 1999. Mr. Heim has held other positions with DSB since 1983.

Evonne J. Kreft	43	Ms. Kreft has served as a Vice President of DSB since 2004. Prior to 2004, she was an Assistant Vice President of DSB since 2001. Ms. Kreft has held other positions with DSB since 1982.
Roger L. Lemmens	54

Mr. Lemmens has served as a Vice President of DSB since 1991 and prior thereto was an Assistant Vice President of DSB since 1986. Mr. Lemmens has been a Branch Manager for DSB since 1988. Mr. Lemmens has also served as a director of DSB since February 1993. Roger L. Lemmens is the brother of Darrell R. Lemmens, Chairman of the Board and President of DBI.

Lonnie A. Loritz	44	Ms. Loritz has served as a Vice President of DSB since 2004. Prior to 2004, she was an Assistant Vice President of DSB since 2001. Ms. Loritz has held other positions with DSB since 1994.
John P. Olsen	53

Mr. Olsen has served as President of DACC since 1986, as Treasurer since 1996 and as a director of DACC since 1985. Mr. Olsen has served as a Senior Vice President and Chief Credit Officer of DSB since January 1999. Mr. Olsen has held other positions with DSB since 1985.

David H. Radue	55

Mr. Radue has served as a director, Vice President and Branch Manager of DSB since 1986. Mr. Radue was a director of the Maribel Bank from 1984 until its consolidation with DSB in 1986. Mr. Radue has also been a director of DACC since 1986.

Jeffrey J. Van Rens	52	Mr. Van Rens has served as a Vice President of DSB since 2002. Mr. Van Rens has held other positions with DSB since 1996. Mr. Van Rens has also been a director of DACC since 2002.
Glenn J. Whipp	53	Mr. Whipp has served as a director of DSB since 1983. Mr. Whipp has also been a Vice President and Branch Manager of DSB since 1984.

ITEM 11. EXECUTIVE COMPENSATION

The information in DBI's proxy statement, prepared for the 2004 Annual Meeting of Shareholders, which contains information concerning this item, under the captions "Committees, Meetings and Compensation of Directors", "Executive Compensation", "Board Compensation Committee Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Stock Performance Graph" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in DBI's proxy statement, prepared for the 2004 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Voting Securities and Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in DBI's proxy statement, prepared for the 2004 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Certain Relationships and Related Transactions," is incorporated herein by reference.

Item 14. PRINCIPAL accountant fees and services

The information in DBI's proxy statement, prepared for the 2004 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Ratification of Selection of Independent Public Accountants," is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) 1. and 2. Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are contained in the Annual Report to Shareholders and are incorporated herein by reference:

Consolidated Statements of Financial Condition as of December 31, 2003 and 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Independent Auditors' Report

Selected Financial Information

(a) 3. The "Index to Exhibits" is shown below.

(b) Reports on Form 8-K during the fourth quarter of 2003.

On November 6, 2003, DBI reported Items 4 and 7 in a Current Report on Form 8-K following the merger of Williams Young, LLC, the independent public accountants of DBI, into Wipfli LLP. An Exhibit in the Form 8-K consists of a change in certifying accountant letter from Wipfli LLP.

On November 13, 2003, DBI reported Items 4 and 7 in an amended Current Report on Form 8-K/A. This filing amended the November 6, 2003, Form 8-K following the approval of the change in accountants by the Audit Committee of DBI on November 12, 2003.

INDEX TO EXHIBITS

DENMARK BANCSHARES, INC.

FORM 10-K

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation [Incorporated by reference to Exhibit 3.1 to DBI's report on Form 10-Q for the quarter ended June 30, 2002]

3.2	Restated Bylaws [Incorporated by reference to Exhibit 3.2 to DBI's report on Form 10-Q for the quarter ended June 30, 2002]

11.1	Statement Re Computation of Per Share Earnings

13.1	Annual Report to Shareholders for the Fiscal Year Ended December 31, 2003

21.1	List of Subsidiaries

23.1	Consent of Wipfli LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENMARK BANCSHARES, INC.

By: /s/Darrell R. Lemmens Darrell R. Lemmens,

Chairman of the Board,

President and a Director

Date: March 23, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Darrell R. Lemmens	By:	/s/ Dennis J. Heim
	Darrell R. Lemmens, Principal Executive Officer, Chairman of the Board, President and Director		Dennis J. Heim, Vice President, Treasurer, Principal Financial and Accounting Officer
By:	/s/ Terese M. Deprey	By:	/s/ Mark E. Looker
	Terese M. Deprey, Secretary and Director		Mark E. Looker, Vice President and Director
By:	/s/ B. E. Mleziva, DVM	By:	/s/ Edward Q. Opichka, DDS
	B. E. Mleziva, DVM Director		Edward Q. Opichka, DDS Director
By:	/s/ Thomas N. Hartman	By:	/s/ Norman F. Tauber
	Thomas N. Hartman, Director		Norman F. Tauber, Director
By:	/s/ Thomas F. Wall
	Thomas F. Wall, Director		Date: March 23, 2004