Form 10-Q
period 2004-03-31
DENMARK BANCSHARES INC
filed 2004-05-06
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 21, 2004, there were 121,234 shares of the registrant's Common Stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report On Form 10-Q

For The Quarter Ended March 31, 2004

Page No.

PART I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Financial Condition	3

Consolidated Statements of Income	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13
PART II. Other Information

Item 2. Changes in Securities, Uses of Proceeds and Issuer Purchases of
Equity Securities	13

Item 6. Exhibits and Reports on Form 8-K	14
Signatures	15

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	March 31, 2004 (Unaudited)	December 31, 2003
Assets		
Cash and due from banks	$9,838,224	$11,446,185
Interest-bearing deposits in other banks	0	4,000,000
Total Cash and Cash Equivalents	$9,838,224	$15,446,185
Federal funds sold	13,800,000	8,212,000
Investment Securities		
Available-for-sale, at fair value	9,400,323	12,340,294
Held-to-maturity, at cost	38,043,224	37,948,433
Total Investment Securities	$47,443,547	$50,288,727
Loans	271,311,558	265,674,530
Allowance for credit losses	(5,663,737)	(5,528,917)
Net Loans	$265,647,821	$260,145,613
Loans held for sale	1,096,216	828,725
Premises and equipment, net	6,299,486	6,112,547
Other investments, at cost	6,741,900	6,667,500
Accrued interest receivable	1,726,589	1,509,099
Other assets	9,574,247	9,667,828
TOTAL ASSETS	$362,168,030	$358,878,224
Liabilities		
Deposits		
Noninterest-bearing	$34,260,403	$32,642,028
Interest-bearing	233,053,775	231,088,796
Total Deposits	$267,314,178	$263,730,824
Short-term borrowings	17,610,559	18,260,509
Accrued interest payable	610,600	636,376
Other liabilities	1,467,921	1,202,030
Long-term debt	26,477,999	26,479,684
Total Liabilities	$313,481,257	$310,309,423
Stockholders' Equity		
Common stock, no par value, authorized 640,000 shares; outstanding 121,234 and 121,335 respectively	$18,173,975	$18,173,975
Treasury stock; 296 and 195 shares respectively	(153,441)	(67,737)
Paid in capital	470,138	470,138
Retained earnings	30,224,311	30,046,866
Accumulated other comprehensive income		
Unrealized (losses) gains on securities	(28,210)	(54,441)
Total Stockholders' Equity	$48,686,773	$48,568,801
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$362,168,030	$358,878,224

The accompanying notes are an integral part of these financial statements.

3

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income

(Unaudited)

	For the Quarter Ended March 31, 2004	For the Quarter Ended March 31, 2003
Interest Income		
Loans including fees	$4,047,339	$4,476,121
Investment securities:		
Taxable	46,707	57,968
Exempt from federal tax	504,627	500,172
Interest on federal funds sold	14,217	39,943
Other interest income	79,508	318,414
	$4,692,398	$5,392,618
Interest Expense		
Deposits	$1,055,552	$1,322,210
Short-term borrowings	72,966	137,902
Long-term debt	283,804	282,858
	$1,412,322	$1,742,970
Net interest income	$3,280,076	$3,649,648
Provision for Credit Losses	115,000	162,000
Net interest income after provision for credit losses	$3,165,076	$3,487,648
Other Income		
Service fees and commissions	$256,448	$196,682
Investment security gains	0	0
Loan sale gains	62,650	188,841
Other	137,606	99,270
	$456,704	$484,793
Other Expense		
Salaries and employee benefits	$1,534,179	$1,396,154
Occupancy expenses	291,766	226,351
Data processing expenses	156,241	142,213
Directors fees	67,475	60,390
Other operating expenses	314,967	367,367
	$2,364,628	$2,192,475
Income before income taxes	$1,257,152	$1,779,966
Income tax expense	291,686	506,998
NET INCOME	$965,466	$1,272,968
Per Share		
Net income	$7.96	$11.75
Dividends declared	$6.50	$6.00
Weighted average shares outstanding	121,295	108,354

The accompanying notes are an integral part of these financial statements.

4

Denmark Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments necessary to present fairly the financial position of Denmark Bancshares, Inc. ("DBI"), the results of operations and cash flows for the periods presented. All adjustments necessary for the fair presentation of the financial statements are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in DBI's latest annual report on Form 10-K. DBI's subsidiaries are the Denmark State Bank ("DSB"), Denmark Agricultural Credit Corporation ("DACC") and the McDonald-Zeamer Insurance Agency, Inc. ("McDonald").

Reclassifications - Certain amounts in the prior period financial statements have been restated for comparative purposes to conform with the presentation in the current year.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	March 31, 2004			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Mortgage-backed securities	$6,262,178	$17,363	($63,892)	$6,215,649
State and local governments	2,500,000	0	0	2,500,000
Money market funds	684,674	0	0	684,674
	$9,446,852	$17,363	($63,892)	$9,400,323

	December 31, 2003			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Mortgage-backed securities	$6,549,582	$16,892	($106,684)	$6,459,790
State and local governments	5,500,000	0	0	5,500,000
Money market fund	380,504	0	0	380,504
	$12,430,086	$16,892	($106,684)	$12,340,294

The amortized cost and estimated fair value of securities held-to-maturity were as follows:

	March 31, 2004			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$38,043,224	$3,712,963	$0	$41,756,187
	$38,043,224	$3,712,963	$0	$41,756,187

	December 31, 2003			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$37,948,433	$3,010,336	$0	$40,958,769
	$37,948,433	$3,010,336	$0	$40,958,769

6

Denmark Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and estimated fair values of securities at March 31, 2004, by maturity were as follows:

	Securities Available-for-Sale		Securities Held-to-Maturity	
Amounts Maturing	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$2,500,000	$2,500,000	$1,120,000	$1,127,606
From one through five years	6,177,076	6,126,854	4,499,488	4,821,688
From five through ten years	85,102	88,795	7,274,276	8,247,452
After ten years	0	0	25,149,460	27,559,441
Other securities (no stated maturity)	684,674	684,674	0	0
	$9,446,852	$9,400,323	$38,043,224	$41,756,187

NOTE 3 - LOANS

Major categories of loans included in the loan portfolio are as follows:

	March 31, 2004	December 31, 2003
Real Estate:		
Residential	$103,336,978	$103,020,122
Commercial	41,742,468	40,333,924
Agricultural	31,763,006	32,039,829
Construction	18,557,990	16,819,123
	$195,400,442	$192,212,998
Commercial	$32,571,088	$31,172,827
Agricultural	31,594,799	30,746,296
Consumer and other	11,745,229	11,542,409
TOTAL	$271,311,558	$265,674,530

Changes in the allowance for loan losses were as follows:

	For the Three Months Ended March 31,		For the Year Ended December 31,
	2004	2003	2003
Balance, beginning of period	$5,528,917	$5,417,920	$5,417,920
Provision charged to operations	115,000	162,000	434,000
Recoveries	54,077	36,571	78,689
Charge-offs	(34,257)	(55,081)	(401,692)
Balance, end of period	$5,663,737	$5,561,410	$5,528,917

7

This report may contain certain forward-looking statements, including without limitation, statements regarding results of operations, the adequacy of the allowance for loan losses, the amounts of charge-offs and recoveries, capital to assets ratios, capacity for paying dividends and liquidity. These forward-looking statements are inherently uncertain and actual results may differ from Company expectations. The following factors which, among others, could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the local economy; (iii) fluctuations in market rates and prices which can negatively affect net interest margin, asset valuations and expense expectations; and (iv) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies, which could have materially adverse effects on DBI's future operating results. When relying on forward-looking statements to make decisions with respect to DBI, investors and others are cautioned to consider these and other risks and uncertainties. All forward-looking statements contained in this report are based upon information presently available and DBI assumes no obligation to update any forward-looking statements.

Results of Operations

Net income for the quarter ended March 31, 2004, was $965,466, a decrease of $307,502 or 24%, compared to $1,272,968, for the corresponding period in 2003. This decrease was the result of lower net interest income, lower noninterest income and higher noninterest expenses, which more than offset decreases in the provision for loan losses and income tax expense.

Net interest income for the quarter ended March 31, 2004, was $3,280,076, a decrease of $369,572 compared to the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

This decrease was primarily attributable to the lower average net interest rate spread, which fell from 4.02% during the first quarter of 2003 to 3.58% during the quarter ended March 31, 2004. DBI's yield on earning assets was 5.63% during the first quarter of 2004 compared to 6.54% during the quarter ended March 31, 2003. The average cost of funds was 2.05% during the first quarter of 2004, a decrease of 47 basis points compared to the quarter ended March 31, 2003. Other interest income decreased by $238,906 during the three months ended March 31, 2004, compared to the corresponding period in 2003. In the first quarter of 2003, DACC received a special dividend from AgriBank. The dividends from AgriBank in the first quarter of 2004 were $10,340, a reduction of $255,361 compared to the dividends totaling $265,701 in the first quarter of 2003.

In the first quarter of 2004 DBI's provision for credit losses was $115,000 compared to $162,000 for the first quarter of 2003. Net recoveries were $19,820 in the first quarter of 2004 compared to net charge-offs of $18,510 during the corresponding period in the prior year.

Noninterest income for the three months ended March 31, 2004, was $456,704, a decrease of $28,089 compared to the corresponding period in 2003. Gains from the sales of residential real estate loans decreased by $126,191 during the first quarter of 2004. DSB sold $5.3 million of mortgage loans in the first quarter of 2004 compared to $16.6 million during the first quarter of 2003. Service fees and commissions increased by $59,766 during the quarter ended March 31, 2004, compared to the corresponding period in 2003. Commissions from the sales of mutual funds, annuities and common stocks increased by $25,225 and commissions from insurance sales increased by $26,828. The higher insurance commissions are mostly attributable to an increase in bonuses received based on volume and loss experience from previous years. Other noninterest income for the three months ended March 31, 2004, was $137,606, an increase of $38,336 compared to the first quarter of 2003. The increase was primarily the result of increases in the cash surrender value of bank owned life insurance ("BOLI") contracts totaling $57,000. The BOLI contracts were acquired during the second quarter of 2003.

Noninterest expense increased by $172,153 or 8% during the three months ended March 31, 2004, compared to corresponding period in 2003. Salaries and benefits expense increased $138,025 or 10% over the corresponding period in 2003. This increase is primarily the result of higher salaries and wages, which increased by $86,343 or 9% as a result of regular salary increases and the addition of three full-time equivalent employees. Higher group health insurance expenses, which increased by $37,224 or 15%, also contributed to the increase in salaries and benefits expense.

Occupancy expenses increased by $65,415 or 29% during the three months ended March 31, 2004, compared to the first quarter of 2003. The increase is primarily attributable to higher depreciation expense which rose $50,033 as a result of DBI's Financial Center building, furniture, fixtures and equipment and also the furniture and equipment at the Wrightstown branch. Rent expense increased by $6,153 as a result of the lease of the Wrightstown branch office beginning in August 2003.

On a per share basis, net income was $7.96 in the first quarter of 2004 compared with $11.75 in the first quarter of 2003. The reduction for the three months ended March 31, 2004, was caused in part by a 24% reduction in net income compared with the corresponding period in the prior year and also by a substantial increase in the weighted average shares from 108,545 in the first quarter of 2003 to 121,295 during the first quarter of 2004 as a result of the sale of an additional 12,850 shares of stock in November 2003. Return on average assets in the first quarter of 2004 was 1.09%, compared to 1.47% for the corresponding period in 2003. Return on average equity in the first quarter of 2004 was 7.9%, compared to 13.7% for the corresponding period in the prior year.

Financial Condition

Total assets increased by $3,289,806 between December 31, 2003, and March 31, 2004. Interest-bearing deposits in other banks decreased by $4.0 million. DSB redeemed a $4 million short-term certificate of deposit for liquidity purposes. Federal funds sold (unsecured loans of immediately available funds to correspondent banks for one business day) increased by $5.6 million primarily as a result of the redemption of the short-term certificate of deposit. Total loans, excluding loans held for sale, increased by $5.6 million during the first three months. Total deposits increased by $3.6 million during the three-month period ending March 31, 2004.

The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

Construction real estate loans which are primarily secured by construction-in-progress 1-to-4 family residential properties increased by $1.7 million during the first three months of 2004. Commercial real estate loans and other commercial loans each increased by $1.4 million during the quarter ended March 31, 2004.

The allowance for credit losses increased by $134,820 during the three-month period ended March 31, 2004. The allowance equals 2.08% of total loans at March 31, 2004, compared to 2.07% at December 31, 2003. Nonaccrual loans totaled $6,027,220 at March 31, 2004, a decrease of $254,252 compared to December 31, 2003. DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.79% at quarter end, compared to 3.67% at year end.

As of March 31, 2004 management has identified $13.2 million of potential problem loans compared to $12.4 million at year-end. Potential problem loans are loans that are performing but have a greater risk of nonperformance.

DBI has no accruing loans that are past due 90 days or more. DSB's policy is to place in nonaccrual status all loans which are contractually past due 90 days or more as to any payment of principal or interest and all other loans as to which reasonable doubt exists as to the full, timely collection of interest or principal based on management's view of the financial condition of the borrower. Previously accrued but uncollected interest on loans placed on nonaccrual status is charged against the current earnings, and interest income thereafter is recorded only when received.

The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate (property acquired through foreclosure or in satisfaction of loans):

(1) Includes restructured loans of $1,127,189 and $1,141,041 as of March 31, 2004 and December 31, 2003, respectively.

Demand deposits increased $1,618,378 or 5% during the first three months of 2004. Interest bearing deposits increased by $1,964,979 or 1% between December 31, 2003 and March 31, 2004.

Stockholders' equity increased by $117,972 to $48,686,773 as of March 31, 2004. As of March 31, 2004, DBI's leverage ratio was 13.3%, the risk-based core capital ratio was 17.2% and the risk-based total capital ratio was 18.5%. DBI and DSB continue to maintain capital levels well above the regulatory minimum levels.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet DBI's needs for cash. Cash and cash equivalents decreased by $5,607,962 during the first three months of 2004. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. The federal funds sold totaling $13.8 million and the available-for-sale investment portfolio amounting to $9.4 million as of March 31, 2004, are readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds DBI also has off-balance sheet sources available to meet liquidity needs. DBI has unused lines of credit of $48.5 million as of March 31, 2004. Management believes DBI's liquidity position as of March 31, 2004, is adequate under current economic conditions.

Off-Balance Sheet Arrangements

DBI and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement DBI and its subsidiaries have in particular classes of financial instruments.

The exposure of DBI and its subsidiaries to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of these instruments. DBI and its subsidiaries use the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. DBI and its subsidiaries require collateral or other security to support financial instruments with credit risk.

The following table sets forth DBI's commitments to extend credit and standby letters of credit:

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. DBI and its subsidiaries evaluate each customer's creditworthiness on a case-by-case basis. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by DSB to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support commercial business transactions. When a customer fails to perform according to the terms of the agreement, DSB honors drafts drawn by the third party in amounts up to the contract amount. A majority of the letters of credit expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties and residential properties. All letters of credit are fully collateralized.

Other Events

In August 2003, DSB received a notice of audit from the Wisconsin Department of Revenue. The notice stated that the audit would cover tax years 1997 to 2002 and would relate primarily to the issue of income of DSB's Nevada investment subsidiary. Like many financial institutions in Wisconsin, DSB transferred investment securities to a subsidiary located in Nevada. The income of this subsidiary has not been reported in Wisconsin for income tax purposes in reliance on private rulings issued to DSB by the Department.

Despite the private rulings, the Department has recently indicated to DSB that the Department intends to allocate the entire income of the Nevada subsidiary to DSB and assess back taxes and statutory interest. As of March 31, 2004, DBI's potential exposure for taxes and interest for the years under audit, as well as for 2003, totals approximately $1.3 million. The Department has also offered to settle the matter for a lesser amount and a limit on the amount of income from the Nevada subsidiary in future years that is not subject to taxation in Wisconsin.

DSB believes that it complied with Wisconsin law and the private rulings received from the Department and that it is not liable for the taxes and interest now claimed by the Department. As of March 31, 2004, DBI had not established a loss contingency reserve for the matter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

DBI's primary market risk position has not materially changed from that disclosed in DBI's 2003 Form 10-K Annual Report.

Item 4. Controls and Procedures

DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures prior to the filing date of this report. Based on that evaluation, management believes that DBI's disclosure controls and procedures as of the end of the March 31, 2004, quarter are effective in ensuring that information required to be disclosed by DBI in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in DBI's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

  DBI announced a Stock Repurchase Policy on March 30, 1995, as an accommodation to shareholders.
  DBI limits purchases under the Policy in any six-month period to less than six percent of the common shares outstanding. The Policy has no fixed expiration date, although DBI may terminate the Policy at any time. DBI is not soliciting or encouraging shareholders to sell shares under the Policy.

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

(b) DBI filed no reports on Form 8-K during the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENMARK BANCSHARES, INC.
Date: April 28, 2004	Darrell R. Lemmens,
Principal Executive Officer,
Chairman of the Board, and
President
Date: April 28, 2004	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer