Form 10-Q
period 2004-06-30
DENMARK BANCSHARES INC
filed 2004-08-06
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 21, 2004, there were 121,017 shares of the registrant's Common Stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report On Form 10-Q

For The Quarter Ended June 30, 2004

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	June 30, 2004 (Unaudited)	December 31, 2003
Assets		
Cash and due from banks	$8,753,847	$11,446,185
Interest-bearing deposits in other banks	0	4,000,000
Total Cash and Cash Equivalents	$8,753,847	$15,446,185
Federal funds sold	868,000	8,212,000
Investment Securities		
Available-for-sale, at fair value	10,527,373	12,340,294
Held-to-maturity, at cost	38,239,572	37,948,433
Total Investment Securities	$48,766,945	$50,288,727
Loans	278,968,492	265,674,530
Allowance for credit losses	(5,640,721)	(5,528,917)
Net Loans	$273,327,771	$260,145,613
Loans held for sale	789,197	828,725
Premises and equipment, net	7,165,891	6,112,547
Other investments, at cost	6,846,800	6,667,500
Accrued interest receivable	1,634,804	1,509,099
Other assets	9,747,826	9,667,828
TOTAL ASSETS	$357,901,081	$358,878,224
Liabilities		
Deposits		
Noninterest-bearing	$29,658,648	$32,642,028
Interest-bearing	230,640,365	231,088,796
Total Deposits	$260,299,013	$263,730,824
Short-term borrowings	19,129,265	18,260,509
Accrued interest payable	604,836	636,376
Other liabilities	1,626,207	1,202,030
Long-term debt	26,476,280	26,479,684
Total Liabilities	$308,135,601	$310,309,423
Stockholders' Equity		
Common stock, no par value, authorized 640,000 shares; outstanding 121,292 and 121,335 respectively	$18,173,975	$18,173,975
Treasury stock, at cost (238 and 195 shares respectively)	(104,264)	(67,737)
Paid in capital	470,094	470,138
Retained earnings	31,311,171	30,046,866
Accumulated other comprehensive income		
Unrealized (losses) gains on securities	(85,496)	(54,441)
Total Stockholders' Equity	$49,765,480	$48,568,801
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$357,901,081	$358,878,224

The accompanying notes are an integral part of these financial statements.

3

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Quarter Ended June 30, 2004	June 30, 2003	For the Six Months Ended June 30, 2004	June 30, 2003
Interest Income				
Loans including fees	$4,198,790	$4,225,415	$8,246,129	$8,701,536
Investment securities				
Taxable	41,307	58,708	88,014	116,676
Exempt from federal tax	496,732	480,321	1,001,359	980,493
Interest on federal funds sold	15,028	69,456	29,245	109,399
Other interest income	102,535	60,281	182,043	378,695
	$4,854,392	$4,894,181	$9,546,790	$10,286,799
Interest Expense				
Deposits	$1,021,281	$1,281,379	$2,076,833	$2,603,589
Short-term borrowings	77,366	122,139	150,332	260,041
Long-term debt	283,770	285,951	567,574	568,809
	$1,382,417	$1,689,469	$2,794,739	$3,432,439
Net interest income	$3,471,975	$3,204,712	$6,752,051	$6,854,360
Provision for Credit Losses	12,000	162,000	127,000	324,000
Net interest income after provision for credit losses	$3,459,975	$3,042,712	$6,625,051	$6,530,360
Other Income				
Service fees and commissions	$221,002	$212,355	$477,450	$409,037
Loan sale gains	115,954	176,071	175,326	364,912
Other	145,657	106,260	286,541	205,530
	$482,613	$494,686	$939,317	$979,479
Other Expense				
Salaries and employee benefits	$1,564,698	$1,410,969	$3,098,877	$2,807,123
Occupancy expenses	286,590	217,827	578,356	444,178
Data processing expenses	157,792	144,992	314,033	287,205
Directors fees	66,360	71,445	133,835	131,835
Other operating expenses	427,592	428,104	742,559	795,471
	$2,503,032	$2,273,337	$4,867,660	$4,465,812
Income before income taxes	$1,439,556	$1,264,061	$2,696,708	$3,044,027
Income tax expense	352,176	312,703	643,862	819,701
NET INCOME	$1,087,380	$951,358	$2,052,846	$2,224,326
Per Share				
Net income	$8.97	$8.77	$16.93	$20.52
Dividends declared	$0.00	$0.00	$6.50	$6.00
Weighted average shares outstanding	121,256	108,437	121,276	108,396

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

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	June 30, 2004			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Mortgage-backed securities	$5,839,414	$6,207	($147,219)	$5,698,402
State and local governments	3,200,000	0	0	3,200,000
Money market funds	1,628,971	0	0	1,628,971
	$10,668,385	$6,207	($147,219)	$10,527,373

	December 31, 2003			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Mortgage-backed securities	$6,549,582	$16,892	($106,684)	$6,459,790
State and local governments	5,500,000	0	0	5,500,000
Money market fund	380,504	0	0	380,504
	$12,430,086	$16,892	($106,684)	$12,340,294

The amortized cost and estimated fair value of securities held-to-maturity were as follows:

	June 30, 2004			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$38,239,572	$1,773,126	($12,824)	$39,999,874
	$38,239,572	$1,773,126	($12,824)	$39,999,874

	December 31, 2003			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$37,948,433	$3,010,336	$0	$40,958,769
	$37,948,433	$3,010,336	$0	$40,958,769

7

Denmark Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and estimated fair values of securities at June 30, 2004, by maturity were as follows:

	Securities Available-for-Sale		Securities Held-to-Maturity	
Amounts Maturing	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$3,205,028	$3,205,010	$285,000	$289,590
From one through five years	5,750,893	5,608,433	4,447,291	4,680,500
From five through ten years	83,493	84,959	9,138,511	9,806,984
After ten years	0	0	24,368,770	25,222,800
Other securities (no stated maturity)	1,628,971	1,628,971	0	0
	$10,668,385	$10,527,373	$38,239,572	$39,999,874

NOTE 3 - LOANS

Major categories of loans included in the loan portfolio are as follows:

	June 30, 2004	December 31, 2003
Real Estate:		
Residential	$106,069,494	$103,020,122
Commercial	43,417,935	40,333,924
Agricultural	31,322,218	32,039,829
Construction	21,274,891	16,819,123
	$202,084,538	$192,212,998
Commercial	$33,337,193	$31,172,827
Agricultural	32,052,953	30,746,296
Consumer and other	11,493,808	11,542,409
TOTAL	$278,968,492	$265,674,530

Changes in the allowance for loan losses were as follows:

	For the Six Months Ended June 30,		For the Year Ended December 31,
	2004	2003	2003
Balance, beginning of period	$5,528,917	$5,417,920	$5,417,920
Provision charged to operations	127,000	324,000	434,000
Recoveries	81,541	52,123	78,689
Charge-offs	(96,737)	(55,081)	(401,692)
Balance, end of period	$5,640,721	$5,738,962	$5,528,917

8

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

Critical Accounting Policies

The accounting and reporting policies of DBI are in accordance with accounting principles generally accepted in the United States of America and conform to general practices in the banking industry. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on information available at the date of the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.

Management believes that DBI's critical accounting policies are those relating to the allowance for loan and lease losses and intangible assets.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses ("ALLL") is an estimate of the losses that may be sustained in the loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued when it is probable that DBI will not collect all principal and interest payments according to the loan's or lease's contractual terms. Guidelines for determining allowances for loan losses are also provided in the SEC Staff Accounting Bulletin No. 102 - "Selected Loan Loss Allowance Methodology and Documentation Issues" and the Federal Financial Institutions Examination Council's interagency guidance, "Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions" (the "FFIEC Policy Statement").

DSB's and DACC's boards of directors have approved policies to provide management with a systematic methodology to determine an adequate allowance for loan and lease losses. This methodology includes a systematic loan grading system that requires quarterly reviews, identification of loans to be evaluated on an individual basis for impairment, results of independent reviews of asset quality and the adequacy of the allowance by regulatory agencies, as an integral part of their examination process, and by external auditors, consideration of current trends and volume of total nonperforming, past-due, nonaccrual and potential problem loans, and consideration of national and local economic trends and industry conditions.

In applying the methodology, nonaccrual loans, restructured loans and potential problem loans (other than loans secured by 1-to-4 family residential properties, loans secured by consumer personal property and unsecured loans), above a certain size, are reviewed to determine if they are impaired. Impaired loans are individually analyzed and an allowance amount is calculated for each one of these loans, based on the estimated fair value of collateral, in conjunction with FAS 114. Loans that are not impaired are segmented into groups by type of loan. The following loan types are utilized so that each segment of loans will have similar risk factors; 1) residential real estate, 2) agricultural real estate, 3) commercial real estate, 4) agricultural, 5) commercial, 6) consumer installment, and 7) other. In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, DSB and DACC further segregate loans that are not impaired by loan risk classification within each type of loan based on an assessment of risk for a particular loan. The applicable risk classifications are "special mention" and "substandard". A "substandard" loan is a loan that is inadequately protected by the current sound worth and paying capacity of the borrower or of any collateral. Loans classified "substandard" have well-defined weaknesses that jeopardize liquidation and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected.

Loans classified "special mention" are one step above substandard; these loans contain some weakness which if not corrected or improved upon could lead to further deterioration and a lower rating. Risk factor percentages are applied to the identified segments of each of the nonclassified and classified portions of the portfolios to calculate an allowance in conjunction with FAS 5. These risk factor percentages are based on historical loan loss experience adjusted for current economic conditions and trends and internal loan quality trends. In determining the adequacy of the allowance for loan and lease losses at June 30, 2004, DBI utilized the same risk factor percentages for loans other than agricultural loans that it used at December 31, 2003. The risk factor percentages for agricultural real estate loans and other agricultural loans were slightly decreased because of the improvement in the price of milk paid to dairy farmers.

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

Management evaluates the adequacy of the ALLL on a quarterly basis and submits to the board of directors of DSB each quarter a recommendation of the amount of a monthly provision for loan losses. If the mix and amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the ALLL and the provision for loan losses on the income statement could be materially affected. Management believes that the ALLL is adequate as of June 30, 2004.

Intangible Assets

DBI has a core deposit intangible asset that was originated in connection with DSB's expansion through an acquisition of an established branch operation in 1997. The acquisition did not meet the definition of a business combination in accordance with Statement No. 141. As such, DBI continues to amortize the intangible asset related to the acquisition over a period of fifteen years.

Had management determined that this acquisition met the definition of a business combination, Statement No. 142 would have required DBI to evaluate the branch acquisition for impairment on an annual basis and record an impairment charge, if any, to earnings.

Results of Operations

Net income for the quarter ended June 30, 2004, was $1,087,380, an increase of $136,022 or 14%, compared to $951,358, for the corresponding period in 2003. This increase was the result of higher net interest income and a decrease in the provision for loan losses, which more than offset an increase in noninterest expenses and a decrease in noninterest income.

Net interest income for the quarter ended June 30, 2004, was $3,471,975, an increase of $267,263 compared to the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

This increase was primarily attributable to change in volume and mix of interest-earning assets. The average balance of interest-earning assets increased by $3.8 million during the second quarter of 2004 compared to the second quarter of 2003. Average total loans increased by $22.8 million while lower yielding federal funds sold decreased by $17.8 million during the second quarter of 2004 compared to the corresponding period in 2003. The average net interest rate spread increased from 3.45% during the second quarter of 2003 to 3.77% during the quarter ended June 30, 2004. DBI's yield on earning assets was 5.77% during the second quarter of 2004 compared to 5.88% during the quarter ended June 30, 2003. The average cost of funds was 2.00% during the second quarter of 2004, a decrease of 43 basis points compared to the quarter ended June 30, 2003.

In the second quarter of 2004 DBI's provision for credit losses was $12,000 compared to $162,000 for the second quarter of 2003. Net charge-offs were $35,016 in the second quarter of 2004 compared to net recoveries of $15,551 during the corresponding period in the prior year.

Noninterest income for the three months ended June 30, 2004, was $482,613, a decrease of $12,073 compared to the corresponding period in 2003. Gains from the sales of residential real estate loans decreased by $63,395 during the second quarter of 2004. DSB sold $9.4 million of mortgage loans in the second quarter of 2004 compared to $15.4 million during the second quarter of 2003. Other noninterest income for the three months ended June 30, 2004, was $148,935, an increase of $42,675 compared to the second quarter of 2003. The increase was primarily the result of increases in the cash surrender value of bank owned life insurance ("BOLI") contracts totaling $38,200. The BOLI contracts were acquired during June 2003.

Noninterest expense increased by $229,695 or 10% during the three months ended June 30, 2004, compared to corresponding period in 2003. Salaries and benefits expense increased $158,729 or 11% over the corresponding period in 2003. This increase is primarily the result of higher salaries and wages, which increased by $105,960 or 11% as a result of regular salary increases and the addition of seven full-time equivalent employees. Higher group health insurance expenses, which increased by $36,624 or 14%, also contributed to the increase in salaries and benefits expense.

Occupancy expenses increased by $68,763 or 32% during the three months ended June 30, 2004, compared to the second quarter of 2003. The increase is primarily attributable to higher depreciation expense which rose $50,034 as a result of DBI's Financial Center building, furniture, fixtures and equipment and also the furniture and equipment at the Wrightstown branch. Rent expense increased by $6,154 as a result of the lease of the Wrightstown branch office beginning in August 2003.

On a per share basis, net income was $8.97 in the second quarter of 2004 compared with $8.77 in the second quarter of 2003. Return on average assets in the second quarter of 2004 was 1.21%, compared to 1.09% for the corresponding period in 2003. Return on average equity in the second quarter of 2004 was 8.8%, compared to 10.1% for the corresponding period in the prior year. The reduction for the three months ended June 30, 2004, was caused by a substantial increase in the weighted average shares from 108,437 in the second quarter of 2003 to 121,256 during the second quarter of 2004 as a result of the sale of an additional 12,850 shares of stock in November 2003.

Financial Condition

Total assets decreased by $977,143 between December 31, 2003, and June 30, 2004. Interest-bearing deposits in other banks decreased by $4.0 million. DSB redeemed a $4 million short-term certificate of deposit for liquidity purposes. Federal funds sold (unsecured loans of immediately available funds to correspondent banks for one business day) decreased by $7.3 million. Total loans, excluding loans held for sale, increased by $13.3 million during the first six months. Premises and equipment increased by $1.1 million as a result of the construction-in-progress payments related to the new Wrightstown branch banking office which is expected to open during the third quarter of 2004. Total deposits decreased by $3.4 million during the six-month period ending June 30, 2004.

The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

Construction real estate loans which are primarily secured by construction-in-progress 1-to-4 family residential properties increased by $4.5 million and residential real estate loans increased by $3.0 million during the first six months of 2004. Commercial real estate loans and other commercial loans increased by $3.1 million and $2.2 million, respectively during the six months ended June 30, 2004.

The allowance for credit losses increased by $111,804 during the six months ended June 30, 2004. The allowance equals 2.02% of total loans at June 30, 2004, compared to 2.07% at December 31, 2003. Nonaccrual loans totaled $6,240,819 at June 30, 2004, a decrease of $40,653 compared to December 31, 2003. DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.32% at quarter end, compared to 3.67% at year-end.

As of June 30, 2004 management has identified $14.4 million of potential problem loans compared to $12.4 million at year-end. The increase in potential problem loans is primarily attributable to the addition of three commercial borrowers with loans totaling $2.3 million as of June 30, 2004. An annual review of their financial statements indicated some negative earnings trends. Potential problem loans are loans that are performing but have a greater risk of nonperformance.

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

The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate (property acquired through foreclosure or in satisfaction of loans):

(1) Includes restructured loans of $1,100,283 and $1,141,041 as of June 30, 2004 and December 31, 2003, respectively.

Demand deposits decreased $2,983,380 or 9% during the first six months of 2004. The decrease is primarily attributable to a large commercial depositor whose balance as of June 30, 2004, was $2.2 million lower than at December 31, 2003. Interest bearing deposits decreased by $448,431 between December 31, 2003 and June 30, 2004.

Stockholders' equity increased by $1,196,679 to $49,765,480 as of June 30, 2004. As of June 30, 2004, DBI's leverage ratio was 13.5%, the risk-based core capital ratio was 17.2% and the risk-based total capital ratio was 18.4%. DBI and DSB continue to maintain capital levels well above the regulatory minimum levels.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet DBI's needs for cash. Cash and cash equivalents decreased by $6,692,338 during the first six months of 2004. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. The federal funds sold totaling $868,000 and the available-for-sale investment portfolio amounting to $10.5 million as of June 30, 2004, are readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds DBI also has off-balance sheet sources available to meet liquidity needs. DBI has unused lines of credit of $48.1 million as of June 30, 2004. Management believes DBI's liquidity position as of June 30, 2004, is adequate under current economic conditions.

Off-Balance Sheet Arrangements

DBI and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement DBI and its subsidiaries have in particular classes of financial instruments.

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

Upon completion of the audit, the Department indicated to DSB that it intended to allocate the entire income of the Nevada subsidiary back to DSB and assess back taxes and statutory interest. As of June 30, 2004, DBI's potential exposure for taxes and interest for the years under audit, as well as for

2003, totaled approximately $1.3 million. DSB believed that it complied with Wisconsin law and the private rulings received from the Department and that it was not liable for the taxes and interest claimed by the Department. After protracted settlement negotiations between DSB and the Department, DSB recently settled the audit for an amount of back taxes that is not material. Terms of the settlement are subject to a confidentiality agreement, but will generally allow DSB to continue to operate its Nevada investment subsidiary.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

DBI's primary market risk position has not materially changed from that disclosed in DBI's 2003 Form 10-K Annual Report.

Item 4. Controls and Procedures

DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures prior to the filing date of this report. Based on that evaluation, management believes that DBI's disclosure controls and procedures as of the end of the June 30, 2004, quarter are effective in ensuring that information required to be disclosed by DBI in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in DBI's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Following are DBI's monthly common stock purchases during the second quarter of 2004:

  DBI announced a Stock Repurchase Policy on March 30, 1995, as an accommodation to shareholders.
  DBI limits purchases under the Policy in any six-month period to less than six percent of the common shares outstanding. The Policy has no fixed expiration date, although DBI may terminate the Policy at any time. DBI is not soliciting or encouraging shareholders to sell shares under the Policy.

Item 4. Submission of Matters to a Vote of Security Holders
(a)		The Company held its Annual Meeting of Shareholders on April 27, 2004.
(b)

Directors elected at the Annual Meeting were Terese M. Deprey, Mark E. Looker and Allen M. Peters. Directors whose term of office continued after the meeting were, Thomas N. Hartman, Darrell R. Lemmens, Edward Q. Opichka, D.D.S., Norman F. Tauber and Thomas F. Wall.

(c)		The matters voted upon and the results of the voting were as follows:
	(1)	The shareholders elected the following nominees to the Board of Directors to serve a three year term expiring in 2007:
		Nominees	For	Withheld
		Terese M. Deprey	104,067	93
		Mark E. Looker	104,067	93
		Allen M. Peters	104,067	93

	(2)	The ratification of the appointment of Wipfli LLP as independent public accountants for the year ending December 31, 2004.
		For	Against	Abstain
		103,776	30	354

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

(b) DBI filed no reports on Form 8-K during the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENMARK BANCSHARES, INC. /s/ Darrell R. Lemmens
Date: July 22, 2004	Darrell R. Lemmens,
Principal Executive Officer,
Chairman of the Board, and
President /s/ Dennis J. Heim
Date: July 22, 2004	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer