Form 10-Q
period 2004-09-30
DENMARK BANCSHARES INC
filed 2004-11-04
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 22, 2004, there were 120,860 shares of the registrant's Common Stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report On Form 10-Q

For The Quarter Ended September 30, 2004

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	September 30, 2004 (Unaudited)	December 31, 2003
Assets		
Cash and due from banks	$9,648,502	$11,446,185
Interest-bearing deposits in other banks	0	4,000,000
Total Cash and Cash Equivalents	$9,648,502	$15,446,185
Federal funds sold	0	8,212,000
Investment Securities		
Available-for-sale, at fair value	10,332,069	12,340,294
Held-to-maturity, at cost	38,630,279	37,948,433
Total Investment Securities	$48,962,348	$50,288,727
Loans	292,291,579	265,674,530
Allowance for credit losses	(5,684,070)	(5,528,917)
Net Loans	$286,607,509	$260,145,613
Loans held for sale	776,987	828,725
Premises and equipment, net	8,032,542	6,112,547
Other investments, at cost	6,952,900	6,667,500
Accrued interest receivable	1,857,485	1,509,099
Other assets	9,504,393	9,667,828
TOTAL ASSETS	$372,342,666	$358,878,224
Liabilities		
Deposits		
Noninterest-bearing	$31,596,465	$32,642,028
Interest-bearing	233,009,713	231,088,796
Total Deposits	$264,606,178	$263,730,824
Short-term borrowings	21,935,325	18,260,509
Accrued interest payable	611,772	636,376
Other liabilities	1,795,024	1,202,030
Long-term debt	33,774,527	26,479,684
Total Liabilities	$322,722,826	$310,309,423
Stockholders' Equity		
Common stock, no par value, authorized 640,000 shares; outstanding 120,928 and 121,335 respectively	$18,173,975	$18,173,975
Treasury stock, at cost (602 and 195 shares respectively)	(418,104)	(67,737)
Paid in capital	470,094	470,138
Retained earnings	31,445,409	30,046,866
Accumulated other comprehensive loss		
Unrealized (losses) gains on securities	(51,534)	(54,441)
Total Stockholders' Equity	$49,619,840	$48,568,801
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$372,342,666	$358,878,224

The accompanying notes are an integral part of these financial statements.

3

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended	
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Interest Income				
Loans including fees	$4,228,716	$4,162,310	$12,474,845	$12,863,846
Investment securities				
Taxable	49,811	59,548	137,825	176,224
Exempt from federal tax	511,210	481,305	1,512,569	1,461,798
Interest on federal funds sold	878	27,544	30,123	136,943
Other interest income	103,957	75,897	286,000	454,592
	$4,894,572	$4,806,604	$14,441,362	$15,093,403
Interest Expense				
Deposits	$1,019,052	$1,153,637	$3,095,885	$3,757,226
Short-term borrowings	111,723	118,976	262,055	379,017
Long-term debt	286,595	289,044	854,169	857,853
	$1,417,370	$1,561,657	$4,212,109	$4,994,096
Net interest income	$3,477,202	$3,244,947	$10,229,253	$10,099,307
Provision for Credit Losses	15,000	87,000	142,000	411,000
Net interest income after provision for credit losses	$3,462,202	$3,157,947	$10,087,253	$9,688,307
Other Income				
Service fees and commissions	$247,298	$234,688	$724,748	$643,725
Investment security gains	0	0	0	0
Loan sale gains	34,737	245,302	210,063	610,214
Other	127,974	136,540	414,515	342,070
	$410,009	$616,530	$1,349,326	$1,596,009
Other Expense				
Salaries and employee benefits	$1,582,467	$1,436,343	$4,681,344	$4,243,466
Occupancy expenses	303,595	237,154	881,951	681,332
Data processing expenses	164,832	168,532	478,865	455,737
Marketing expenses	83,399	91,155	162,957	163,357
Directors fees	52,835	64,820	186,670	196,655
Printing and supplies expenses	64,454	71,781	160,165	149,000
Other operating expenses	407,455	317,700	974,745	963,750
	$2,659,037	$2,387,485	$7,526,697	$6,853,297
Income before income taxes	$1,213,174	$1,386,992	$3,909,882	$4,431,019
Income tax expense	262,672	373,100	906,534	1,192,801
NET INCOME	$950,502	$1,013,892	$3,003,348	$3,238,218
Per Share				
Net income	$7.85	$9.35	$24.78	$29.87
Dividends declared	$6.75	$6.25	$13.25	$12.25
Weighted average shares outstanding	120,995	108,435	121,181	108,409

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

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	September 30, 2004			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Mortgage-backed securities	$5,597,377	$10,853	($95,850)	$5,512,380
State and local governments	3,200,000	0	0	3,200,000
Money market funds	1,619,689	0	0	1,619,689
	$10,417,066	$10,853	($95,850)	$10,332,069

	December 31, 2003			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Mortgage-backed securities	$6,549,582	$16,892	($106,684)	$6,459,790
State and local governments	5,500,000	0	0	5,500,000
Money market fund	380,504	0	0	380,504
	$12,430,086	$16,892	($106,684)	$12,340,294

The amortized cost and estimated fair value of securities held-to-maturity were as follows:

	September 30, 2004			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$38,630,279	$2,976,406	$0	$41,606,685
	$38,630,279	$2,976,406	$0	$41,606,685

	December 31, 2003			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$37,948,433	$3,010,336	$0	$40,958,769
	$37,948,433	$3,010,336	$0	$40,958,769

7

Denmark Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and estimated fair values of securities at September 30, 2004, by maturity were as follows:

	Securities Available-for-Sale		Securities Held-to-Maturity	
Amounts Maturing	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$3,204,057	$3,204,060	$285,000	$287,258
From one through five years	5,578,025	5,492,799	4,225,362	4,492,745
From five through ten years	15,295	15,521	9,316,421	10,254,647
After ten years	0	0	24,803,496	26,572,035
Other securities (no stated maturity)	1,619,689	1,619,689	0	0
	$10,417,066	$10,332,069	$38,630,279	$41,606,685

NOTE 3 - LOANS

Major categories of loans included in the loan portfolio are as follows:

	September 30, 2004	December 31, 2003
Real Estate:		
Residential	$108,091,614	$103,020,122
Commercial	46,928,483	40,333,924
Agricultural	31,437,330	32,039,829
Construction	26,675,674	16,819,123
	$213,133,101	$192,212,998
Commercial	$34,203,495	$31,172,827
Agricultural	33,516,938	30,746,296
Consumer and other	11,438,045	11,542,409
TOTAL	$292,291,579	$265,674,530

Changes in the allowance for loan losses were as follows:

	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003	For the Year Ended December 31, 2003
Balance, beginning of period	$5,528,917	$5,417,920	$5,417,920
Provision charged to operations	142,000	411,000	434,000
Recoveries	150,774	68,817	78,689
Charge-offs	(137,621)	(324,022)	(401,692)
Balance, end of period	$5,684,070	$5,573,715	$5,528,917

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

Loans classified "special mention" are one step above substandard; these loans contain some weakness which if not corrected or improved upon could lead to further deterioration and a lower rating. Risk factor percentages are applied to the identified segments of each of the nonclassified and classified portions of the portfolios to calculate an allowance in conjunction with FAS 5. These risk factor percentages are based on historical loan loss experience adjusted for current economic conditions and trends and internal loan quality trends. In determining the adequacy of the allowance for loan and lease losses at September 30, 2004, DBI utilized the same risk factor percentages for loans other than agricultural loans that it used at December 31, 2003. The risk factor percentages for agricultural real estate loans and other agricultural loans were slightly decreased because of the improvement in the price of milk paid to dairy farmers.

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

Management evaluates the adequacy of the ALLL on a quarterly basis and submits to the board of directors of DSB each quarter a recommendation of the amount of a monthly provision for loan losses. If the mix and amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the ALLL and the provision for loan losses on the income statement could be materially affected. Management believes that the ALLL is adequate as of September 30, 2004.

Intangible Assets

DBI has a core deposit intangible asset that was originated in connection with DSB's expansion through an acquisition of an established branch operation in 1997. The acquisition did not meet the definition of a business combination in accordance with Statement No. 141. As such, DBI continues to amortize the intangible asset related to the acquisition over a period of fifteen years. DBI evaluates the core deposit intangible asset for impairment on an annual basis.

Results of Operations

Net income for the quarter ended September 30, 2004, was $950,502, a decrease of $63,390 or 6.3%, compared to $1,013,892, for the corresponding period in 2003. This decrease was the result of lower noninterest income and higher noninterest expenses, which more than offset an increase in net interest income and a lower provision for loan losses.

Net interest income for the quarter ended September 30, 2004, was $3,477,202, an increase of $232,255 compared to the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

This increase was partly attributable to a change in the volume and mix of interest-earning assets. The average balance of interest-earning assets increased by $11.0 million during the third quarter of 2004 compared to the third quarter of 2003. Average total loans increased by $27.8 million while lower yielding federal funds sold decreased by $10.5 million during the third quarter of 2004 compared to the corresponding period in 2003. The average net interest rate spread increased from 3.58% during the third quarter of 2003 to 3.72% during the quarter ended September 30, 2004. DBI's yield on earning assets was 5.72% during the third quarter of 2004 compared to 5.81% during the quarter ended September 30, 2003. The average cost of funds was 2.00% during the most recent quarter, a decrease of 23 basis points compared to the quarter ended September 30, 2003.

In the third quarter of 2004 DBI's provision for credit losses was $15,000 compared to $87,000 for the third quarter of 2003. Net recoveries were $28,349 in the third quarter of 2004 compared to net charge-offs of $252,247 during the corresponding period in the prior year.

Noninterest income for the three months ended September 30, 2004, was $410,009, a decrease of $206,521 compared to the corresponding period in 2003. Gains from the sales of residential real estate loans decreased by $210,565 during the third quarter of 2004. DSB sold $2.8 million of mortgage loans in the third quarter of 2004 compared to $22.7 million during the third quarter of 2003.

Noninterest expense increased by $271,552 or 11% during the three months ended September 30, 2004, compared to the corresponding period in 2003. Salaries and benefits expense increased $146,124 or 10% over the corresponding period in 2003. This increase is primarily the result of higher salaries and wages, which increased by $99,486 or 10% as a result of regular salary increases and the addition of ten full-time equivalent employees. The additional staff is primarily attributed to the new Wrightstown branch office that opened during the third quarter of 2004. Higher group health insurance expenses, which increased by $36,816 or 14%, also contributed to the increase in salaries and benefits expense.

Occupancy expenses increased by $66,441 or 28% during the three months ended September 30, 2004, compared to the third quarter of 2003. The increase is primarily attributable to higher depreciation expense, which increased $50,633 as a result of DBI's Financial Center and the Wrightstown branches.

Other operating expenses increased by $89,755 or 28% during the three months ended September 30, 2004, compared to the corresponding period in 2003. This increase is primarily the result of a valuation adjustment totaling $100,867 on a commercial property held as acquired property. DSB has two acquired properties totaling $845,143 as of September 30, 2004.

On a per share basis, net income was $7.85 in the third quarter of 2004 compared with $9.35 in the third quarter of 2003. Return on average assets in the third quarter of 2004 was 1.04%, compared to 1.15% for the corresponding period in 2003. Return on average equity in the third quarter of 2004 was 7.6%, compared to 10.6% for the corresponding period in the prior year. The reduction for the three months ended September 30, 2004, was caused by a substantial increase in the weighted average shares from 108,435 in the third quarter of 2003 to 120,995 during the third quarter of 2004 as a result of the sale of an additional 12,850 shares of stock in November 2003.

Financial Condition

Total assets increased by $13.5 million between December 31, 2003, and September 30, 2004. Interest-bearing deposits in other banks decreased by $4.0 million. DSB redeemed a $4 million short-term certificate of deposit for liquidity purposes. Federal funds sold (unsecured loans of immediately available funds to correspondent banks for one business day) decreased by $8.2 million. Total loans, excluding loans held for sale, increased by $26.6 million during the first nine months. Premises and equipment increased by $1.9 million primarily as a result of the furniture and equipment purchases and construction-in-progress payments related to the new Wrightstown branch banking office that opened during the third quarter of 2004. Total deposits increased by $0.9 million during the nine-month period ending September 30, 2004.

The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

Construction real estate loans which are primarily secured by construction-in-progress 1-to-4 family residential properties increased by $9.9 million and residential real estate loans increased by $5.1 million during the first nine months of 2004. Commercial real estate loans and other commercial loans increased by $6.6 million and $3.0 million, respectively during the nine months ended September 30, 2004.

The allowance for credit losses increased by $155,153 during the nine months ended September 30, 2004. The allowance equals 1.94% of total loans at September 30, 2004, compared to 2.07% at December 31, 2003. Nonaccrual loans totaled $6,805,613 at the end of the most recent quarter, an increase of $524,141 compared to December 31, 2003. DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 4.03% at quarter end, compared to 3.67% at year-end.

As of September 30, 2004 management has identified $14.3 million of potential problem loans compared to $12.4 million at year-end. The increase in potential problem loans is primarily attributable to the addition of three commercial borrowers with loans totaling $2.3 million as of September 30, 2004. An annual review of their financial statements indicated some negative earnings trends. Potential problem loans are loans that are performing but have a greater risk of nonperformance.

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

The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate (property acquired through foreclosure or in satisfaction of loans):

(1) Includes restructured loans of $1,075,423 and $1,141,041 as of September 30, 2004 and December 31, 2003, respectively.

Demand deposits decreased $1.0 million or 3% during the first nine months of 2004. The decrease is primarily attributable to a typical seasonal fluctuation. Interest bearing deposits increased by $1.9 million between December 31, 2003 and September 30, 2004.

Short-term borrowings and long-term debt increased $3.7 million and $7.3 million, respectively, during the first nine months of 2004. DSB borrowed an additional $7.0 million during the third quarter from the Federal Home Loan Bank of Chicago. The note requires monthly interest due at a fixed rate of 3.79% and principal due September 28, 2009. The increases in borrowings were used to fund loan growth.

Stockholders' equity increased by $1.1 million to $49.6 million as of September 30, 2004. As of September 30, 2004, DBI's leverage ratio was 13.2%, the risk-based core capital ratio was 16.3% and the risk-based total capital ratio was 17.6%. DBI and DSB continue to maintain capital levels well above the regulatory minimum levels. On September 28, 2004, DBI's board of directors declared a semiannual $6.75 per share dividend payable on January 3, 2005, to all shareholders of record on December 14, 2004.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet DBI's needs for cash. Cash and cash equivalents decreased by $5.8 million the first nine months of 2004. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. The available-for-sale investment portfolio amounting to $10.3 million as of September 30, 2004, is readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds DBI also has off-balance sheet sources available to meet liquidity needs. DBI has unused lines of credit of $38.5 million as of September 30, 2004. Management believes DBI's liquidity position as of September 30, 2004, is adequate under current economic conditions.

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

Item 4. Controls and Procedures

DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures prior to the filing date of this report. Based on that evaluation, management believes that DBI's disclosure controls and procedures as of the end of the September 30, 2004, quarter are effective in ensuring that information required to be disclosed by DBI in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in DBI's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are DBI's monthly common stock purchases during the third quarter of 2004:

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

DENMARK BANCSHARES, INC. /s/ Darrell R. Lemmens
Date: October 22, 2004	Darrell R. Lemmens,
Principal Executive Officer,
Chairman of the Board, and
President /s/ Dennis J. Heim
Date: October 22, 2004	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer