Form 10-K
period 2004-12-31
DENMARK BANCSHARES INC
filed 2005-03-14
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No _

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, was $89,518,600 (105,316 shares at $850.00 per share, which is equal to the weighted average purchase price of shares sold during the registrant's second fiscal quarter, according to information available to the registrant).

As of March 1, 2005, there were 120,797 shares of the registrant's Common Stock (no par value) issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Documents*	Part of Form 10-K into Which Portions of Documents are Incorporated
Annual Report to Shareholders for the fiscal year ended December 31, 2004	Parts I, II and IV
Proxy Statement for Annual Meeting of Shareholders on April 26, 2005	Parts II and III
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

Securities and Exchange Commission Availability of Filings on Company Web Site

DBI electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Current Report) and Schedule 14A (Proxy Statement). DBI may file additional forms including amendments to these forms. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov, in which all forms filed electronically may be accessed. Additionally, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC and additional shareholder information are available free of charge as soon as reasonably practicable after such reports are electronically filed on DSB's website: www.denmarkstate.com on the "About Us" web page. This web page provides a link to the SEC's filing database.

DSB

DSB offers a full line of retail banking services, including checking, time deposits of various types, loans for business, real estate and personal use, and other miscellaneous banking services. DSB employs two experienced investment representatives that provide financial planning and sell annuities, mutual funds and other investment securities. DSB has seven offices, serving primarily Brown, Kewaunee, Manitowoc and Outagamie Counties. DSB also has seven automated teller machines at various locations throughout its market area. DSB also offers home banking 24 hours a day via telephone or personal computer. These services allow customers to transfer funds between deposit accounts and inquire about their balances or recent transaction activity as well as providing information about current interest rates.

No significant portion of the loan portfolio of DSB is concentrated in one individual or group of individuals, and management believes that the portfolio's industry weighting is prudent. Seasonal factors do not materially affect the size or quality of the loan portfolio of DSB. Set forth below is a schedule of the concentration of DBI's loans, including loans of DSB and DACC, at December 31, 2004:

Amounts in Thousands
Real Estate - Residential	$108,830
Real Estate - Commercial	51,240
Real Estate - Agricultural	31,621
Real Estate - Construction	28,179
Commercial	33,931
Agricultural	34,732
Consumer and other loans	11,304
Total Loans	$299,837

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

Loans secured by commercial or agricultural real estate, which totaled more than $82 million and represented 28% of total loans outstanding at year-end, can be amortized up to 25 years and generally require a minimum down payment of 20% in cash or other collateral. Loans secured by commercial and agricultural real estate generally entail more risk than loans secured by residential real estate. These loans typically involve larger balances to single borrowers. Repayment of the loan is usually dependent on the success of the business occupying the property. The value of the real estate may be impacted by environmental issues or by supply and demand conditions in the market for commercial and retail space. DSB tries to mitigate this by requiring appraisals for all loans in excess of $250,000 and by requiring a higher intial down payment. DSB also requires that the borrower submit an annual financial statement.

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

Denmark Agricultural Credit Corporation

DACC commenced business in 1986 to provide a source of funds for farm loans and to provide a source of liquidity for DSB. As of the close of the fiscal year, DACC had lines of working capital credit in the aggregate amount of $35,000,000, including $30,000,000 from the AgriBank, FCB and $5,000,000 from a private lending institution. DACC originates loans and purchases loans exclusively from DSB. As of December 31, 2004, DACC held agricultural loans totaling $31,348,839. In 2004 the net income of DACC was equal to 17.6% of the consolidated net income of DBI.

Insurance Subsidiary

McDonald sells life, health, casualty, auto and all other general types of insurance, and performs certified residential appraisals for DSB. To date, the operations of McDonald have not represented a material portion of the consolidated operating results of DBI.

Areas Serviced by DBI; Competition

DBI serves Brown, Kewaunee, Manitowoc and Outagamie Counties, including the villages of Denmark, Bellevue, Maribel, Reedsville, Whitelaw and Wrightstown. The population of DSB's primary service area is approximately 20,000. The local economy of the area served is based on agriculture and light industry but the extended service area has a generally diversified economy. The local economic conditions prevailing at year-end varied by county but were all improved compared to one year earlier based on employment statistics. As of December 2004, the unemployment rate in Brown County was 3.7% compared to 4.4%, 5.4% and 3.8% for Kewaunee, Manitowoc and Outagamie Counties, respectively.

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

The agricultural economy and especially dairy farmers experienced a good year with milk prices setting record highs compared to the two previous years of low milk prices. According to a report by the Wisconsin Department of Agricultural and Applied Economics at the University of Wisconsin-Madison and the Cooperative Extension of the University of Wisconsin, during 2004 milk prices averaged more than $15 per hundredweight compared to averages of $11 and $10 for the years 2003 and 2002, respectively.

During the last five years the number of Wisconsin dairy farms has significantly declined from more than 21,800 in 1999 to less than 15,450 currently in operation. Larger dairy units have replaced many of the smaller family farms. As a result DBI has a smaller pool of agricultural borrowers to lend to while competing with a similar number of agricultural lenders.

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

Employees of DBI

At December 31, 2004, DSB had 92 full-time equivalent employees; McDonald has four full-time employees. DBI considers its relationship with its employees to be excellent.

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

ITEM 2. DESCRIPTION OF PROPERTY

The following table sets forth certain information relating to DBI's corporate offices and other facilities, all of which are owned by DBI or its subsidiaries except the Wrightstown branch which is leased:

Location	Approximate Square Feet	Principal Uses
Denmark	22,000	Principal corporate and banking offices
Bellevue	10,000	Branch bank
Maribel	2,400	Branch bank
Reedsville	3,700	Branch bank
Whitelaw	3,400	Branch bank
Wrightstown	6,750	Branch bank
Wrightstown	2,000	Branch bank
Denmark	5,000	Investments, insurance and travel
Denmark	1,000	Insurance office occupied by McDonald

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Following are DBI's monthly common stock purchases during the fourth quarter of 2004:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, including the notes thereto and the independent auditors' report, required by this item are contained in the sections captioned "Consolidated Financial Statements" and "Notes to the Consolidated Financial Statements" in the 2004 Annual Report and are incorporated herein by reference. The supplementary data required by this item is contained in the section captioned "Selected Financial Information" under the heading "Quarterly Financial Information".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information in DBI's proxy statement, prepared for the 2005 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Ratification of Selection of Independent Public Accountants," is incorporated herein by reference.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures prior to the filing date of this report. Based on that evaluation, management believes that DBI's disclosure controls and procedures as of the end of the 2004 fiscal year are effective in ensuring that information required to be disclosed by DBI in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in DBI's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Internal Control Over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting is on page 3 of the 2004 Annual Report and is incorporated herein by reference.

The Attestation Report of the Registered Public Accounting Firm on management's assessment of the effectiveness of DBI's internal control over financial reporting is on page 4 of the 2004 Annual Report and is incorporated herein by reference.

Item 9B other information

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the captions "Proposal I - Election of Directors", "Committees, Meetings and Compensation of Directors", "Nominating Process and Shareholder Communications" and "Code of Ethics" in DBI's proxy statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference. Certain information with respect to DBI's other executive officers is set forth below:

NAME	AGE	POSITION
Dennis J. Heim	45

Mr. Heim has served as Vice President of DBI since 1995 and Treasurer since 1993. Mr. Heim has also served as Senior Vice President and Chief Financial Officer of DSB since January 1999. Mr. Heim has held other positions with DSB since 1983. Dennis J. Heim is the brother of Michael L. Heim, nominee for election as a director of DBI.

Evonne J. Kreft	44	Ms. Kreft has served as a Vice President of DSB since 2004. Prior to 2004, she was an Assistant Vice President of DSB since 2001. Ms. Kreft has held other positions with DSB since 1982.
Roger L. Lemmens	55

Mr. Lemmens has served as a Vice President of DSB since 1991 and prior thereto was an Assistant Vice President of DSB since 1986. Mr. Lemmens has been a Branch Manager for DSB since 1988. Mr. Lemmens has also served as a director of DSB since February 1993. Roger L. Lemmens is the brother of Darrell R. Lemmens, Chairman of the Board and President of DBI.

Lonnie A. Loritz	45	Ms. Loritz has served as a Vice President of DSB since 2004. Prior to 2004, she was an Assistant Vice President of DSB since 2001. Ms. Loritz has held other positions with DSB since 1994.
John P. Olsen	54

Mr. Olsen has served as President of DACC since 1986, as Treasurer since 1996 and as a director of DACC since 1985. Mr. Olsen has served as a Senior Vice President and Chief Credit Officer of DSB since January 1999. Mr. Olsen has held other positions with DSB since 1985.

David H. Radue	56

Mr. Radue has served as a director, Vice President and Branch Manager of DSB since 1986. Mr. Radue was a director of the Maribel Bank from 1984 until its consolidation with DSB in 1986. Mr. Radue has also been a director of DACC since 1986.

Jeffrey J. Van Rens	53	Mr. Van Rens has served as a Vice President of DSB since 2002. Mr. Van Rens has held other positions with DSB since 1996. Mr. Van Rens has also been a director of DACC since 2002.
Glenn J. Whipp	54	Mr. Whipp has served as a director of DSB since 1983. Mr. Whipp has also been a Vice President and Branch Manager of DSB since 1984.

ITEM 11. EXECUTIVE COMPENSATION

The information in DBI's proxy statement, prepared for the 2005 Annual Meeting of Shareholders, which contains information concerning this item, under the captions "Committees, Meetings and Compensation of Directors", "Executive Compensation", "Board Compensation Committee Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Stock Performance Graph" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in DBI's proxy statement, prepared for the 2005 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Voting Securities and Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in DBI's proxy statement, prepared for the 2005 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Certain Relationships and Related Transactions," is incorporated herein by reference.

Item 14. PRINCIPAL accountant fees and services

The information in DBI's proxy statement, prepared for the 2005 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Ratification of Selection of Independent Registered Public Accountants," is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. and 2. Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are contained in the Annual Report to Shareholders and are incorporated herein by reference:

Consolidated Statements of Financial Condition as of December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Selected Financial Information

  3. The "Index to Exhibits" is shown below.

INDEX TO EXHIBITS

DENMARK BANCSHARES, INC.

FORM 10-K

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation [Incorporated by reference to Exhibit 3.1 to DBI's report on Form 10-Q for the quarter ended June 30, 2002]

3.2	Restated Bylaws [Incorporated by reference to Exhibit 3.2 to DBI's report on Form 10-Q for the quarter ended June 30, 2002]

11.1	Statement Re Computation of Per Share Earnings

13.1	Annual Report to Shareholders for the Fiscal Year Ended December 31, 2004

16.1	Letter re Change in Certifying Accountant

21.1	List of Subsidiaries

23.1	Consent of Wipfli LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENMARK BANCSHARES, INC.

By: /s/Darrell R. Lemmens Darrell R. Lemmens,

Chairman of the Board,

President and a Director

Date: March 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Darrell R. Lemmens	By:	/s/ Dennis J. Heim
	Darrell R. Lemmens, Principal Executive Officer, Chairman of the Board, President and Director		Dennis J. Heim, Vice President, Treasurer, Principal Financial and Accounting Officer
By:	/s/ Terese M. Deprey	By:	/s/ Mark E. Looker
	Terese M. Deprey, Secretary and Director		Mark E. Looker, Vice President and Director
By:	/s/ Allen M. Peters	By:	/s/ Edward Q. Opichka, DDS
	Allen M. Peters Director		Edward Q. Opichka, DDS Director
By:	/s/ Thomas N. Hartman	By:	/s/ Norman F. Tauber
	Thomas N. Hartman, Director		Norman F. Tauber, Director
By:	/s/ Thomas F. Wall
	Thomas F. Wall, Director		Date: March 8, 2005