Form 10-Q
period 2005-03-31
DENMARK BANCSHARES INC
filed 2005-05-02
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 19, 2005, there were 120,730 shares of the registrant's Common Stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report On Form 10-Q

For The Quarter Ended March 31, 2005

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	March 31, 2005 (Unaudited)	December 31, 2004
Assets		
Cash and due from banks	$7,205,485	$11,274,172
Federal funds sold	1,640,000	14,119,000
Investment Securities		
Available-for-sale, at fair value	9,115,561	9,007,458
Held-to-maturity, at cost	39,893,934	39,997,765
Total Investment Securities	$49,009,495	$49,005,223
Loans	305,376,377	299,837,463
Allowance for credit losses	(5,936,568)	(5,820,150)
Net Loans	$299,439,809	$294,017,313
Loans held for sale	1,263,830	1,026,397
Premises and equipment, net	9,257,433	8,507,697
Other investments, at cost	7,419,888	7,242,300
Accrued interest receivable	2,000,324	1,713,792
Other assets	9,487,105	9,779,541
TOTAL ASSETS	$386,723,369	$396,685,435
Liabilities		
Deposits		
Noninterest-bearing	$29,328,864	$35,012,285
Interest-bearing	249,948,396	253,745,330
Total Deposits	$279,277,260	$288,757,615
Short-term borrowings	21,168,325	21,718,325
Accrued interest payable	895,559	842,827
Other liabilities	1,464,275	1,210,698
Long-term debt	33,770,913	33,772,738
Total Liabilities	$336,576,332	$346,302,203
Stockholders' Equity		
Common stock, no par value, authorized 640,000 shares; outstanding 120,730 and 120,839 respectively	$18,173,975	$18,173,975
Treasury stock, at cost (800 and 691 shares respectively)	(591,196)	(495,088)
Paid in capital	470,094	470,094
Retained earnings	32,173,880	32,300,582
Accumulated other comprehensive loss		
Unrealized losses on securities	(79,716)	(66,331)
Total Stockholders' Equity	$50,147,037	$50,383,232
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$386,723,369	$396,685,435

The accompanying notes are an integral part of these financial statements.

3

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,	
	2005	2004
Cash Flows from Operating Activities:		
Net income	$718,584	$965,466
Adjustments to reconcile net income to		
net cash provided by operating activities:		
Depreciation	190,940	163,395
Provision for credit losses	126,000	115,000
Amortization of intangibles	51,864	51,662
Impairment loss on bank building	75,453	0
(Gain) loss on sale of assets	31,676	(68,305)
Amortization of bond premium	5,220	8,872
Accretion of bond discount	(38,047)	(36,496)
Mortgage loans originated for sale	(2,491,771)	(5,379,898)
Proceeds from sale of mortgage loans	2,255,062	5,297,347
Common stock dividends	(86,900)	(59,400)
Income from bank owned life insurance	(48,000)	(57,000)
Increase in interest receivable	(286,532)	(217,490)
Increase (decrease) in interest payable	52,732	(25,776)
Other, net	326,049	259,288
Net Cash Provided by Operating Activities	$882,330	$1,016,665
Cash Flows from Investing Activities:		
Maturities of held-to-maturity securities	$140,000	$135,000
Maturities and sales of available-for-sale securities	1,664,406	3,492,593
Purchase of held-to-maturity securities	0	(195,000)
Purchase of available-for-sale securities	(1,797,825)	(516,524)
Purchases of AgriBank, FCB stock	(15,000)	(15,000)
Money market mutual funds, net	(75,688)	0
Federal funds sold, net	12,479,000	(5,588,000)
Proceeds from sale of foreclosed assets	196,532	133,715
Net increase in loans made to customers	(5,582,303)	(5,808,698)
Capital expenditures	(1,016,187)	(350,334)
Net Cash Provided (Used) by Investing Activities	$5,992,935	($8,712,248)
Cash Flows from Financing Activities:		
Net (decrease) increase in deposits	($9,480,356)	$3,583,354
Purchase of treasury stock	(96,108)	(85,703)
Dividends paid	(815,663)	(758,394)
Debt proceeds	6,050,000	875,050
Debt repayments	(6,601,825)	(1,526,685)
Net Cash (Used) Provided by Financing Activities	($10,943,952)	$2,087,622
Net decrease in cash and cash equivalents	($4,068,687)	($5,607,961)
Cash and cash equivalents, beginning	11,274,172	15,446,185
CASH AND CASH EQUIVALENTS, ENDING	$7,205,485	$9,838,224
Noncash Investing Activities:		
Loans transferred to foreclosed properties	$60,000	$69,200
Supplemental Cash Flow Disclosures:		
Cash paid for interest	$1,831,469	$1,440,226
Cash paid for income taxes	45,235	116,000

The accompanying notes are an integral part of these financial statements.

6

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

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	March 31, 2005			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Mortgage-backed securities	$5,946,936	$5,829	($136,129)	$5,816,636
State and local governments	3,300,000	0	(1,075)	3,298,925
	$9,246,936	$5,829	($137,204)	$9,115,561

	December 31, 2004			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Mortgage-backed securities	$5,236,859	$9,226	($118,627)	$5,127,458
State and local governments	3,880,000	0	0	3,880,000
	$9,116,859	$9,226	($118,627)	$9,007,458

The amortized cost and estimated fair value of securities held-to-maturity were as follows:

	March 31, 2005			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$39,893,934	$2,379,651	($5,021)	$42,268,564
	$39,893,934	$2,379,651	($5,021)	$42,268,564

	December 31, 2004			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$39,997,765	$2,702,939	($4,124)	$42,696,580
	$39,997,765	$2,702,939	($4,124)	$42,696,580

7

Denmark Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and estimated fair values of securities at March 31, 2005, by maturity were as follows:

	Securities Available-for-Sale		Securities Held-to-Maturity	
Amounts Maturing	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$4,300,065	$4,298,218	$1,895,580	$1,901,369
From one through five years	4,635,199	4,501,374	5,399,147	5,660,746
From five through ten years	311,672	315,969	9,417,998	10,128,811
After ten years	0	0	23,181,209	24,577,638
	$9,246,936	$9,115,561	$39,893,934	$42,268,564

At March 31, 2005, eight debt securities have unrealized losses with aggregate depreciation of 3% from DSB's amortized cost basis. These unrealized losses relate principally to the increase in interest rates and are not due to changes in the financial condition of the issuer. In analyzing an issuer's financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, and industry analysts' reports. Since management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 3 - LOANS

Major categories of loans included in the loan portfolio are as follows:

	March 31, 2005	December 31, 2004
Real Estate:		
Residential	$110,890,520	$108,829,736
Commercial	51,910,993	51,240,233
Agricultural	31,791,696	31,620,947
Construction	30,866,017	28,179,114
	$225,459,226	$219,870,030
Commercial	$35,700,324	$33,931,171
Agricultural	33,193,461	34,731,956
Consumer and other	11,023,366	11,304,306
TOTAL	$305,376,377	$299,837,463

Changes in the allowance for loan losses were as follows:

	For the Three Months Ended March 31,		For the Year Ended December 31,
	2005	2004	2004
Balance, beginning of period	$5,820,150	$5,528,917	$5,528,917
Provision charged to operations	126,000	115,000	327,000
Recoveries	27,844	54,077	191,663
Charge-offs	(37,426)	(34,257)	(227,430)
Balance, end of period	$5,936,568	$5,663,737	$5,820,150

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

Loans classified "special mention" are one step above substandard; these loans contain some weakness which if not corrected or improved upon could lead to further deterioration and a lower rating. Risk factor percentages are applied to the identified segments of each of the nonclassified and classified portions of the portfolios to calculate an allowance in conjunction with FAS 5. These risk factor percentages are based on historical loan loss experience adjusted for current economic conditions and trends and internal loan quality trends. In determining the adequacy of the allowance for loan and lease losses at March 31, 2005, DBI utilized the same risk factor percentages for loans that it used at December 31, 2004.

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

Management evaluates the adequacy of the ALLL on a quarterly basis and submits to the board of directors of DSB each quarter a recommendation of the amount of a monthly provision for loan losses. If the mix and amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the ALLL and the provision for loan losses on the income statement could be materially affected. Management believes that the ALLL is adequate as of March 31, 2005.

Intangible Assets

DBI has a core deposit intangible asset that was originated in connection with DSB's expansion through an acquisition of an established branch operation in 1997. The acquisition did not meet the definition of a business combination in accordance with Statement No. 141. As such, DBI continues to amortize the intangible asset related to the acquisition over a period of fifteen years. Annually DBI reviews the intangible assets for impairment and records an impairment charge, if any, to earnings.

Had management determined that this acquisition met the definition of a business combination, Statement No. 142 would have required the intangible asset not to be amortized and for DBI to evaluate the branch acquisition for impairment on an annual basis and record an impairment charge, if any, to earnings.

Results of Operations

Net income for the quarter ended March 31, 2005, was $718,584, a decrease of $246,882 or 26%, compared to $965,466, for the corresponding period in 2004. This decrease was the result of higher noninterest expenses, lower noninterest income and a higher provision for loan losses, which more than offset an increase in net interest income and a decrease in the provision for income tax expense.

Net interest income for the quarter ended March 31, 2005, was $3,404,991, an increase of $124,915 compared to the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

This increase was attributable to an increase in the volume of interest-earning assets and interest-bearing liabilities and a decrease in the net interest spread. The average balance of interest-earning assets increased by $31.0 million while the volume of interest-bearing liabilities increased by $29.3 million during the first quarter of 2005 compared to the first quarter of 2004. The average net interest rate spread decreased from 3.58% during the first quarter of 2004 to 3.34% during the quarter ended March 31, 2005. DBI's yield on earning assets was 5.81% during the first quarter of 2005 compared to 5.63% during the quarter ended March 31, 2004. The average cost of funds was 2.47% during the most recent quarter, an increase of 42 basis points compared to the quarter ended March 31, 2004.

In the first quarter of 2005 DBI's provision for credit losses was $126,000 compared to $115,000 for the first quarter of 2004. Net charge-offs were $9,582 in the first quarter of 2005 compared to net recoveries of $19,820 during the corresponding period in the prior year.

Noninterest income for the three months ended March 31, 2005, was $366,394, a decrease of $90,310 compared to the corresponding period in 2004. Gains from the sales of residential real estate loans decreased by $35,732 during the first quarter of 2005. DSB sold $2.2 million of mortgage loans in the first quarter of 2005 compared to $5.3 million during the first quarter of 2004. Service fees and commissions decreased by $23,986 during the quarter ended March 31, 2005, compared to the corresponding period in 2004. Commissions from the sales of mutual funds, annuities and common stocks decreased by $17,649. Other noninterest income for the three months ended March 31, 2005, was $107,014, a decrease of $30,592 compared to the first quarter of 2004. The decrease was primarily the result of a decrease in appraisal fees totaling $16,900. Appraisal fee income is partially dependent on the volume of secondary market loans.

Noninterest expense increased by $423,832 or 18% during the three months ended March 31, 2005, compared to corresponding period in 2004. Salaries and benefits expense increased $131,819 or 9% over the corresponding period in 2004. This increase is primarily the result of higher salaries and wages, which increased by $96,271 or 9% as a result of regular salary increases and the addition of six full-time equivalent employees. The additional staff is primarily attributed to the new Wrightstown branch office that opened during the third quarter of 2004. Higher group health insurance expenses, which increased by $40,158 or 14%, also contributed to the increase in salaries and benefits expense.

Occupancy expenses increased by $52,628 or 18% during the three months ended March 31, 2005, compared to the first quarter of 2004. The increase is primarily attributable to higher depreciation expense, which rose $27,545 as a result of Wrightstown's building, furniture, fixtures and equipment.

During the first quarter of 2005, DBI recognized losses on the sale of other real estate properties acquired through foreclosure totaling $58,594 and recognized a write-down of $75,453 on the branch building at Maribel. The building will be vacated during the second quarter of 2005 and subsequently demolished. Professional fees increased by $50,962 or 182% during the three months ended March 31, 2005, compared to the first quarter of 2004. Professional fees include expenditures for technology consulting, legal, audit, compliance, tax and appraisal services. DBI incurred $45,132 during the most recent quarter for audit and compliance fees related to documentation and testing of DBI's internal controls in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

For the three months ended March 31, 2005 and 2004, DBI recorded combined federal and state income tax provisions of $138,341 and $291,686. These provisions reflect effective income tax rates of 16% and 23%, in 2005 and 2004, respectively, which are less than DSB's combined statutory tax rate of 39%. The lower effective income tax rates are primarily attributable to certain federally tax exempt interest earned on state and local government investment securities. The lower effective income tax rate in 2005 is the result of an increase in interest income exempt from federal tax and a decrease in net income before taxes.

On a per share basis, net income was $5.95 in the first quarter of 2005 compared with $7.96 in the first quarter of 2004. Return on average assets in the first quarter of 2005 was 0.74%, compared to 1.09% for the corresponding period in 2004. Return on average equity in the first quarter of 2005 was 5.7%, compared to 7.9% for the corresponding period in the prior year.

Financial Condition

Total assets decreased by $10.0 million between December 31, 2004, and March 31, 2005. Federal funds sold (unsecured loans of immediately available funds to correspondent banks for one business day) decreased by $12.5 million primarily as a result of a decrease in deposits and also to fund loan growth. Total loans, including loans held for sale, increased by $5.8 million during the first three months. Total deposits decreased by $9.5 million during the three-month period ending March 31, 2005. Management attributes the decrease in deposits to a temporary seasonal fluctuation. Deposits as of year-end were $9.8 million dollars higher than the average daily balance of $279 million during the fourth quarter of 2004. The average daily balance of deposits during the first quarter of 2005 was $281 million.

The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

Construction real estate loans which are primarily secured by construction-in-progress 1-to-4 family residential properties increased by $2.7 million and residential real estate loans increased by $2.1 million during the first three months of 2005. Commercial real estate loans and other commercial loans increased by $0.7 million and $1.8 million, respectively during the three months ended March 31, 2005.

The allowance for credit losses increased by $116,418 during the quarter ended March 31, 2005. The allowance equals 1.94% of total loans at March 31, 2005, compared to 1.93% at December 31, 2004. Nonaccrual loans totaled $6,385,062 at the end of the most recent quarter, an increase of $484,687 compared to December 31, 2004. DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.71% at quarter end, compared to 3.40% at year-end.

As of March 31, 2005, management has identified $14.3 million of potential problem loans compared to $13.8 million at year-end. Potential problem loans are loans that are performing but have a greater risk of nonperformance.

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

The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate (property acquired through foreclosure or in satisfaction of loans):

(1) Includes restructured loans of $1,570,686 and $1,209,137 as of March 31, 2005 and December 31, 2004, respectively.

Demand deposits decreased $5.7 million or 16% during the first three months of 2005. Interest- bearing deposits decreased by $3.8 million between December 31, 2004 and March 31, 2005. The decreases are primarily attributable to a seasonal fluctuation.

Stockholders' equity decreased by $236,195 to $50.1 million as of March 31, 2005. As of March 31, 2005, DBI's leverage ratio was 12.6%, the risk-based core capital ratio was 15.9% and the risk-based total capital ratio was 17.1%. DBI and DSB continue to maintain capital levels well above the regulatory minimum levels. On March 22, 2005, DBI's board of directors declared a semiannual $7.00 per share dividend payable on July 1, 2005, to all shareholders of record on June 14, 2005.

Management believes that 2005 earnings of DSB will be sufficient to pay dividends to DBI. DBI could also receive dividends from DACC, which has the earnings and capital strength to provide additional dividends to DBI. DACC had net income of $678,020, $804,144 and $764,764 for the years ended December 31, 2004, 2003 and 2002, respectively. DBI has $0.9 million of commitments outstanding to complete the construction in progress of the Maribel branch banking office. These expenditures will be funded by cash flows from operations, dividends from subsidiaries or if needed by borrowing on an existing line of credit.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet DBI's needs for cash. Cash and cash equivalents decreased by $4.1 million the first three months of 2005. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. The available-for-sale investment portfolio amounting to $9.1 million as of March 31, 2005, is readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds DBI also has off-balance sheet sources available to meet liquidity needs. DBI has unused lines of credit of $41.3 million as of March 31, 2005. Management believes DBI's liquidity position as of March 31, 2005, is adequate under current economic conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

DBI's primary market risk position has not materially changed from that disclosed in DBI's 2004 Form 10-K Annual Report.

Item 4. Controls and Procedures

DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures prior to the filing date of this report. Based on that evaluation, management believes that DBI's disclosure controls and procedures as of the end of the March 31, 2005, quarter are effective in ensuring that information required to be disclosed by DBI in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in DBI's internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended March 31, 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are DBI's monthly common stock purchases during the first quarter of 2005:

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

DENMARK BANCSHARES, INC. /s/ Darrell R. Lemmens
Date: April 20, 2005	Darrell R. Lemmens,
Principal Executive Officer,
Chairman of the Board, and
President /s/ Dennis J. Heim
Date: April 20, 2005	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer