Form 10-Q
period 2005-06-30
DENMARK BANCSHARES INC
filed 2005-07-19
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 13, 2005, there were 120,252 shares of the registrant's Common Stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report On Form 10-Q

For The Quarter Ended June 30, 2005

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	June 30, 2005 (Unaudited)	December 31, 2004
Assets		
Cash and due from banks	$10,423,620	$11,274,172
Federal funds sold	8,640,000	14,119,000
Investment Securities		
Available-for-sale, at fair value	9,748,449	9,007,458
Held-to-maturity, at cost	39,911,602	39,997,765
Total Investment Securities	$49,660,051	$49,005,223
Loans	309,613,525	299,837,463
Allowance for credit losses	(6,063,117)	(5,820,150)
Net Loans	$303,550,408	$294,017,313
Loans held for sale	1,676,952	1,026,397
Premises and equipment, net	10,105,588	8,507,697
Other investments, at cost	7,257,138	7,242,300
Accrued interest receivable	1,928,436	1,713,792
Other assets	9,569,097	9,779,541
TOTAL ASSETS	$402,811,290	$396,685,435
Liabilities		
Deposits		
Noninterest-bearing	$40,472,444	$35,012,285
Interest-bearing	251,934,557	253,745,330
Total Deposits	$292,407,001	$288,757,615
Short-term borrowings	23,668,325	21,718,325
Accrued interest payable	973,205	842,827
Other liabilities	1,632,392	1,210,698
Long-term debt	33,769,052	33,772,738
Total Liabilities	$352,449,975	$346,302,203
Stockholders' Equity		
Common stock, no par value, authorized 640,000 shares, outstanding 120,270 and 120,839 respectively	$18,173,975	$18,173,975
Treasury stock, at cost (1,260 and 691 shares respectively)	(994,838)	(495,088)
Paid in capital	470,094	470,094
Retained earnings	32,775,203	32,300,582
Accumulated other comprehensive loss		
Unrealized losses on securities	(63,119)	(66,331)
Total Stockholders' Equity	$50,361,315	$50,383,232
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$402,811,290	$396,685,435

The accompanying notes are an integral part of these financial statements.

3

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Quarter Ended June 30, 2005	For the Quarter Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004
Interest Income				
Loans including fees	$4,702,560	$4,198,790	$9,241,647	$8,246,129
Investment securities				
Taxable	66,574	41,307	125,545	88,014
Exempt from federal tax	515,511	496,732	1,030,127	1,001,359
Interest on federal funds sold	18,381	15,028	48,180	29,245
Other interest income	104,381	102,535	248,514	182,043
	$5,407,407	$4,854,392	$10,694,013	$9,546,790
Interest Expense				
Deposits	$1,541,183	$1,021,281	$2,932,103	$2,076,833
Short-term borrowings	168,345	77,366	310,305	150,332
Long-term debt	352,559	283,770	701,294	567,574
	$2,062,087	$1,382,417	$3,943,702	$2,794,739
Net interest income	$3,345,320	$3,471,975	$6,750,311	$6,752,051
Provision for Credit Losses	124,000	12,000	250,000	127,000
Net interest income after provision for credit losses	$3,221,320	$3,459,975	$6,500,311	$6,625,051
Other Income				
Service fees and commissions	$229,649	$221,002	$462,111	$477,450
Investment security gains	0	0	0	0
Loan sale gains	33,856	112,676	60,774	175,326
Other	115,302	148,935	222,316	286,541
	$378,807	$482,613	$745,201	$939,317
Other Expense				
Salaries and employee benefits	$1,700,065	$1,564,698	$3,366,063	$3,098,877
Occupancy expenses	350,609	286,590	695,003	578,356
Data processing expenses	178,328	157,792	359,755	314,033
Impairment loss on bank building	0	0	75,453	0
Directors fees	71,145	66,360	141,915	133,835
Printing and supplies	65,869	49,395	118,737	95,711
Professional fees	38,900	68,079	117,899	96,116
Amortization of intangibles	51,873	51,662	103,736	103,224
Loss on sale of other real estate	61,501	0	120,038	0
Other operating expenses	250,188	258,456	458,339	447,408
	$2,768,478	$2,503,032	$5,556,938	$4,867,560
Income before income taxes	$831,649	$1,439,556	$1,688,574	$2,696,808
Income tax expense	232,958	352,176	371,299	643,862
NET INCOME	$598,691	$1,087,380	$1,317,275	$2,052,946
Per Share				
Net income	$4.97	$8.97	$10.92	$16.93
Dividends declared	$0.00	$0.00	$7.00	$6.50
Weighted average shares outstanding	120,490	121,256	120,641	121,276

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

Reclassifications - Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	June 30, 2005			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Mortgage-backed securities	$7,277,061	$5,307	($104,579)	$7,177,789
State and local governments	2,575,000	0	(4,340)	2,570,660
	$9,852,061	$5,307	($108,919)	$9,748,449

	December 31, 2004			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Mortgage-backed securities	$5,236,859	$9,226	($118,627)	$5,127,458
State and local governments	3,880,000	0	0	3,880,000
	$9,116,859	$9,226	($118,627)	$9,007,458

The amortized cost and estimated fair value of securities held-to-maturity were as follows:

	June 30, 2005			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$39,911,602	$2,544,216	($3,809)	$42,452,009
	$39,911,602	$2,544,216	($3,809)	$42,452,009

	December 31, 2004			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$39,997,765	$2,702,939	($4,124)	$42,696,580
	$39,997,765	$2,702,939	($4,124)	$42,696,580

7

Denmark Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and estimated fair values of securities at June 30, 2005, by maturity were as follows:

	Securities Available-for-Sale		Securities Held-to-Maturity	
Amounts Maturing	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$5,214,355	$5,210,013	$1,826,321	$1,844,201
From one through five years	4,346,496	4,242,522	5,311,399	5,619,856
From five through ten years	291,210	295,914	10,584,341	11,358,585
After ten years	0	0	22,189,541	23,629,367
	$9,852,061	$9,748,449	$39,911,602	$42,452,009

At June 30, 2005, four debt securities have unrealized losses with aggregate depreciation of 3% from DSB's amortized cost basis. These unrealized losses relate principally to the increase in interest rates and are not due to changes in the financial condition of the issuer. In analyzing an issuer's financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, and industry analysts' reports. Since management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 3 - LOANS

Major categories of loans included in the loan portfolio are as follows:

	June 30, 2005	December 31, 2004
Real Estate:		
Residential	$110,084,046	$108,829,736
Commercial	52,874,616	51,240,233
Agricultural	32,648,255	31,620,947
Construction	30,326,342	28,179,114
	$225,933,259	$219,870,030
Commercial	$39,854,351	$33,931,171
Agricultural	32,695,386	34,731,956
Consumer and other	11,130,529	11,304,306
TOTAL	$309,613,525	$299,837,463

Changes in the allowance for loan losses were as follows:

	For the Six Months Ended June 30,		For the Year Ended December 31,
	2005	2004	2004
Balance, beginning of period	$5,820,150	$5,528,917	$5,528,917
Provision charged to operations	250,000	127,000	327,000
Recoveries	51,920	81,541	191,663
Charge-offs	(58,953)	(96,737)	(227,430)
Balance, end of period	$6,063,117	$5,640,721	$5,820,150

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

In applying the methodology, nonaccrual loans, restructured loans and potential problem loans (other than loans secured by 1-to-4 family residential properties, loans secured by consumer personal property and unsecured loans), above a certain size, are reviewed to determine if they are impaired. Impaired loans are individually analyzed and an allowance amount is calculated for each one of these loans, based on the estimated fair value of collateral, in conjunction with FAS 114. Loans that are not impaired are segmented into groups by type of loan. The following loan types are utilized so that each segment of loans will have similar risk factors; 1) residential real estate, 2) agricultural real estate, 3) commercial real estate, 4) agricultural, 5) commercial, 6) consumer installment, and 7) other. In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, DSB and DACC further segregate loans that are not impaired by loan risk classification within each type of loan based on an assessment of risk for a particular loan. The applicable risk classifications are "special mention" and "substandard". A "substandard" loan is a loan that is inadequately protected by the current net worth and paying capacity of the borrower or of any collateral. Loans classified "substandard" have well-defined weaknesses that jeopardize liquidation and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected.

Loans classified "special mention" are one step above substandard; these loans contain some weakness which if not corrected or improved upon could lead to further deterioration and a lower rating. Risk factor percentages are applied to the identified segments of each of the nonclassified and classified portions of the portfolios to calculate an allowance in conjunction with FAS 5. These risk factor percentages are based on historical loan loss experience adjusted for current economic conditions and trends and internal loan quality trends. In determining the adequacy of the allowance for loan and lease losses at June 30, 2005, DBI utilized the same risk factor percentages for loans that it used at December 31, 2004.

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

Management evaluates the adequacy of the ALLL on a quarterly basis and submits to the board of directors of DSB each quarter a recommendation of the amount of a monthly provision for loan losses. If the mix and amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the ALLL and the provision for loan losses on the income statement could be materially affected. Management believes that the ALLL is adequate as of June 30, 2005.

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

Results of Operations

Net income for the quarter ended June 30, 2005, was $598,691, a decrease of $488,689 or 45%, compared to $1,087,380, for the corresponding period in 2004. This decrease was the result of higher noninterest expenses, a decrease in net interest income, a higher provision for loan losses and lower noninterest income, which more than offset a decrease in the provision for income tax expense.

Net interest income for the quarter ended June 30, 2005, was $3,345,320, a decrease of $126,655 compared to the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

This decrease in net interest income was attributable to an increase in the volume of interest-earning assets and interest-bearing liabilities and a decrease in the net interest spread. The average balance of interest-earning assets increased by $30.1 million while the volume of interest-bearing liabilities increased by $30.6 million during the second quarter of 2005 compared to the second quarter of 2004. The average net interest rate spread decreased from 3.77% during the second quarter of 2004 to 3.22% during the quarter ended June 30, 2005. DBI's yield on earning assets was 5.90% during the second quarter of 2005 compared to 5.77% during the quarter ended June 30, 2004. The average cost of funds was 2.68% during the most recent quarter, an increase of 68 basis points compared to the quarter ended June 30, 2004. The Federal Open Market Committee has raised short-term rates nine times (225 basis points) between June 30, 2004, and June 30, 2005. Long-term rates have fallen during this period resulting in a flattening yield curve which put pressure on DSB's net interest margin.

In the second quarter of 2005 DBI's provision for credit losses was $124,000 compared to $12,000 for the second quarter of 2004. Net recoveries were $2,549 in the second quarter of 2005 compared to net charge-offs of $35,016 during the corresponding period in the prior year.

Noninterest income for the three months ended June 30, 2005, was $378,807, a decrease of $103,806 compared to the corresponding period in 2004. Gains from the sales of residential real estate loans decreased by $78,820 during the second quarter of 2005 compared to the quarter ended June 30, 2004. DSB sold $2.8 million of mortgage loans in the second quarter of 2005 compared to $9.4 million during the second quarter of 2004. Other noninterest income for the three months ended June 30, 2005, was $115,302, a decrease of $33,633 compared to the second quarter of 2004. The decrease was primarily the result of a decrease in appraisal fees totaling $11,475. Appraisal fee income is partially dependent on the volume of secondary market loans.

Noninterest expense increased by $265,446 or 11% during the three months ended June 30, 2005, compared to corresponding period in 2004. Salaries and benefits expense increased $135,367 or 9% over the corresponding period in 2004. This increase is primarily the result of higher salaries and wages, which increased by $86,016 or 8% as a result of regular salary increases and the addition of four full-time equivalent employees. The additional staff is primarily attributed to the new Wrightstown branch office that opened during the third quarter of 2004. Higher group health insurance expenses, which increased by $37,052 or 13%, also contributed to the increase in salaries and benefits expense.

Occupancy expenses increased by $64,019 or 22% during the three months ended June 30, 2005, compared to the second quarter of 2004. The increase is attributable to higher depreciation expense which rose $27,545 primarily as a result of Wrightstown's building, furniture, fixtures and equipment, a $13,887 increase in maintenance costs on buildings and equipment, higher real estate and personal property taxes which increased by $13,454 and an increase in utilities expenses which rose by $7,678.

During the second quarter of 2005, DBI recognized net gains on sales of other real estate properties acquired through foreclosure totaling $38,499 and also recorded an impairment write-down of $100,000 on an acquired commercial property held for sale since September 2003. Data processing expenses increased by $20,536 or 13% primarily as a result of higher communications costs. Professional fees decreased by $29,179 or 43% during the three months ended June 30, 2005, compared to the second quarter of 2004. Professional fees include expenditures for technology consulting, legal, audit, compliance, tax and appraisal services. During the second quarter of 2004, DBI incurred $45,132 for audit and compliance fees related to documentation and testing of DBI's internal controls in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

For the three months ended June 30, 2005 and 2004, DBI recorded combined federal and state income tax provisions of $232,958 and $352,176. These provisions reflect effective income tax rates of 28% and 24%, in 2005 and 2004, respectively, which are less than DBI's combined statutory tax rate of 39%. The lower effective income tax rates are primarily attributable to certain federally tax exempt interest earned on state and local government investment securities. The higher effective income tax rate in 2005 is the result of a $95,000 provision for federal income taxes made for issues arising during an audit by the Internal Revenue Service of DBI's 2002 and 2003 tax returns. The IRS is auditing a number of Wisconsin banks primarily disputing the calculation of the amount of interest expense that is nondeductible based on holding tax-exempt securities in Nevada subsidiaries. DBI disagrees with the position of the IRS but intends to pay the tax and reserve the right to file a refund claim should a bank be successful on this issue in U.S. Tax Court.

On a per share basis, net income was $4.97 in the second quarter of 2005 compared with $8.97 in the second quarter of 2004. Return on average assets in the second quarter of 2005 was 0.61%, compared to 1.21% for the corresponding period in 2004. Return on average equity in the second quarter of 2004 was 4.7%, compared to 8.8% for the corresponding period in the prior year.

Financial Condition

Total assets increased by $6,125,855 between December 31, 2004, and June 30, 2005. Federal funds sold decreased by $5.5 million. Total loans, excluding loans held for sale, increased by $9.8 million during the first six months. Premises and equipment increased by $1.6 million as a result of the construction-in-progress payments related to the new Maribel building which opened during May. Total deposits increased by $3.6 million during the six-month period ending June 30, 2005. Other borrowings increased by $1.9 million.

The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

Commercial real estate loans and other commercial loans increased by $1.6 million and $5.9 million, respectively during the six months ended June 30, 2005. Construction real estate loans which are primarily secured by construction-in-progress 1-to-4 family residential properties increased by $2.1 million and residential real estate loans increased by $1.3 million during the first six months of 2005.

The allowance for credit losses increased by $242,967 during the six months ended June 30, 2005. The allowance equals 1.95% of total loans at June 30, 2005, compared to 1.93% at December 31, 2004. Nonaccrual loans totaled $7,501,712 at June 30, 2005, an increase of $1,601,337 compared to December 31, 2004. DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.28% at quarter end, compared to 3.40% at year-end.

As of June 30, 2005 management has identified $11.9 million of potential problem loans compared to $13.8 million at year-end. Potential problem loans are loans that are performing but have a greater risk of nonperformance.

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

    Includes restructured loans of $1,559,766 and $1,209,137 as of June 30, 2005 and December 31, 2004, respectively.

Demand deposits increased $5,460,159 or 16% during the first six months of 2005. The increase is attributable to a large commercial depositor whose balance as of June 30, 2005, was $5.6 million higher than at December 31, 2004. Interest bearing deposits decreased by $1,810,773 between December 31, 2004 and June 30, 2005.

Stockholders' equity decreased by $21,917 to $50,361,315 as of June 30, 2005. As of June 30, 2005, DBI's leverage ratio was 12.6%, the risk-based core capital ratio was 15.5% and the risk-based total capital ratio was 16.8%. DBI and DSB continue to maintain capital levels well above the regulatory minimum levels.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet DBI's needs for cash. Cash and cash equivalents decreased by $850,552 during the first six months of 2005. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. The federal funds sold totaling $8.6 million and the available-for-sale investment portfolio amounting to $9.7 million as of June 30, 2005, are readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds DBI also has off-balance sheet sources available to meet liquidity needs. DBI has unused lines of credit of $37.8 million as of June 30, 2005. Management believes DBI's liquidity position as of June 30, 2005, is adequate under current economic conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

DBI's primary market risk position has not materially changed from that disclosed in DBI's 2005 Form 10-K Annual Report.

Item 4. Controls and Procedures

DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures prior to the filing date of this report. Based on that evaluation, management believes that DBI's disclosure controls and procedures as of the end of the June 30, 2005, quarter are effective in ensuring that information required to be disclosed by DBI in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in DBI's internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended June 30, 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are DBI's monthly common stock purchases during the second quarter of 2005:

  DBI announced a Stock Repurchase Policy on March 30, 1995, as an accommodation to shareholders.
  DBI limits purchases under the Policy in any six-month period to less than six percent of the common shares outstanding. The Policy has no fixed expiration date, although DBI may terminate the Policy at any time. DBI is not soliciting or encouraging shareholders to sell shares under the Policy.

The Federal Reserve Board ("the Board") has adopted regulations that deal with the measure of capitalization for bank holding companies. The Board has also issued a policy statement on the payment of cash dividends by bank holding companies, wherein the Board has stated that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The ability of DBI to pay dividends on the Common Stock is largely dependent upon the ability of DSB to pay dividends on the stock held by DBI. DSB's ability to pay dividends is restricted by both state and federal laws and regulations. DSB is subject to policies and regulations issued by the FDIC and the Division of Banking of the Wisconsin Department of Financial Institutions ("the Division"), which, in part, establish minimum acceptable capital requirements for banks, thereby limiting the ability to pay dividends. In addition, Wisconsin law provides that state chartered banks may declare and pay dividends out of undivided profits but only after provision has been made for all expenses, losses, required reserves, taxes and interest accrued or due from the bank. Payment of dividends in some circumstances may require the written consent of the Division.

DSB is restricted by banking regulations from making dividend distributions to DBI that exceed the retained net income for the most current year plus retained net income for the preceding two years. Under this formula, dividends of approximately $8,393,000 may be paid without prior regulatory approval as of December 31, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

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

DENMARK BANCSHARES, INC. /s/ Darrell R. Lemmens
Date: July 14, 2005	Darrell R. Lemmens,
Principal Executive Officer,
Chairman of the Board, and
President /s/ Dennis J. Heim
Date: July 14, 2005	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer