Form 10-Q
period 2005-09-30
DENMARK BANCSHARES INC
filed 2005-10-28
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 17, 2005, there were 120,086 shares of the registrant's Common Stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report On Form 10-Q

For The Quarter Ended September 30, 2005

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	September 30, 2005 (Unaudited)	December 31, 2004
Assets		
Cash and due from banks	$12,493,119	$11,274,172
Federal funds sold	0	14,119,000
Investment Securities		
Available-for-sale, at fair value	8,475,309	9,007,458
Held-to-maturity, at cost	39,949,667	39,997,765
Total Investment Securities	$48,424,976	$49,005,223
Loans	319,429,265	299,837,463
Allowance for credit losses	(6,205,171)	(5,820,150)
Net Loans	$313,224,094	$294,017,313
Loans held for sale	1,156,527	1,026,397
Premises and equipment, net	10,265,330	8,507,697
Other investments, at cost	8,552,998	7,242,300
Accrued interest receivable	2,201,732	1,713,792
Other assets	9,827,030	9,779,541
TOTAL ASSETS	$406,145,806	$396,685,435
Liabilities		
Deposits		
Noninterest-bearing	$36,168,122	$35,012,285
Interest-bearing	254,983,506	253,745,330
Total Deposits	$291,151,628	$288,757,615
Short-term borrowings	25,095,325	21,718,325
Accrued interest payable	1,097,526	842,827
Other liabilities	1,791,586	1,210,698
Long-term debt	37,017,153	33,772,738
Total Liabilities	$356,153,218	$346,302,203
Stockholders' Equity		
Common stock, no par value, authorized 640,000 shares, outstanding 120,140 and 120,839 respectively	$18,173,975	$18,173,975
Treasury stock, at cost (1,390 and 691 shares respectively)	(1,109,407)	(495,088)
Paid in capital	470,094	470,094
Retained earnings	32,526,319	32,300,582
Accumulated other comprehensive loss		
Unrealized losses on securities	(68,393)	(66,331)
Total Stockholders' Equity	$49,992,588	$50,383,232
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$406,145,806	$396,685,435

The accompanying notes are an integral part of these financial statements.

3

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended	
	September 2005	September 2004	September 2005	September 2004
Interest Income				
Loans including fees	$5,003,792	$4,228,716	$14,245,439	$12,474,845
Investment securities				
Taxable	77,487	49,811	203,032	137,825
Exempt from federal tax	513,719	511,210	1,543,846	1,512,569
Interest on federal funds sold	13,155	878	61,335	30,123
Other interest income	96,056	103,957	344,570	286,000
	$5,704,209	$4,894,572	$16,398,222	$14,441,362
Interest Expense				
Deposits	$1,748,759	$1,019,052	$4,680,862	$3,095,885
Short-term borrowings	228,002	111,723	538,307	262,055
Long-term debt	368,156	286,595	1,069,450	854,169
	$2,344,917	$1,417,370	$6,288,619	$4,212,109
Net interest income	$3,359,292	$3,477,202	$10,109,603	$10,229,253
Provision for Credit Losses	259,000	15,000	509,000	142,000
Net interest income after provision for credit losses	$3,100,292	$3,462,202	$9,600,603	$10,087,253
Other Income				
Service fees and commissions	$250,061	$247,298	$712,172	$724,748
Investment security gains	0	0	0	0
Loan sale gains	40,754	34,737	101,528	210,063
Other	130,947	127,974	353,263	414,515
	$421,762	$410,009	$1,166,963	$1,349,326
Other Expense				
Salaries and employee benefits	$1,706,508	$1,582,467	$5,072,571	$4,681,344
Occupancy expenses	343,665	303,595	1,038,668	881,951
Data processing expenses	182,440	164,832	542,195	478,865
Marketing expenses	86,855	83,399	169,609	162,957
Directors fees	50,070	52,835	191,985	186,670
Printing and supplies	45,056	64,454	163,794	160,165
Professional fees	55,056	47,100	172,955	143,216
Amortization of intangibles	51,863	51,661	155,599	154,985
Loss on sale of other real estate	62,998	100,867	183,093	88,803
Other operating expenses	230,050	207,827	681,030	587,741
	$2,814,561	$2,659,037	$8,371,499	$7,526,697
Income before income taxes	$707,493	$1,213,174	$2,396,067	$3,909,882
Income tax expense	103,369	262,672	474,668	906,534
NET INCOME	$604,124	$950,502	$1,921,399	$3,003,348
Per Share				
Net income	$5.03	$7.86	$15.95	$24.78
Dividends declared	$7.10	$6.75	$14.10	$13.25
Weighted average shares outstanding	120,199	120,995	120,492	121,181

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

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	September 30, 2005			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Mortgage-backed securities	$4,595,106	$6,327	($101,661)	$4,499,772
State and local governments	3,989,768	4	(14,235)	3,975,537
	$8,584,874	$6,331	($115,896)	$8,475,309

	December 31, 2004			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Mortgage-backed securities	$5,236,859	$9,226	($118,627)	$5,127,458
State and local governments	3,880,000	0	0	3,880,000
	$9,116,859	$9,226	($118,627)	$9,007,458

The amortized cost and estimated fair value of securities held-to-maturity were as follows:

	September 30, 2005			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$39,949,667	$2,276,066	($1,349)	$42,224,384
	$39,949,667	$2,276,066	($1,349)	$42,224,384

	December 31, 2004			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$39,997,765	$2,702,939	($4,124)	$42,696,580
	$39,997,765	$2,702,939	($4,124)	$42,696,580

7

Denmark Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and estimated fair values of securities at September 30, 2005, by maturity were as follows:

	Securities Available-for-Sale		Securities Held-to-Maturity	
Amounts Maturing	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$3,247,908	$3,240,573	$2,827,701	$2,835,190
From one through five years	5,054,458	4,946,696	5,424,990	5,701,838
From five through ten years	282,508	288,040	11,030,308	11,778,406
After ten years	0	0	20,666,668	21,908,950
	$8,584,874	$8,475,309	$39,949,667	$42,224,384

At September 30, 2005, ten debt securities have unrealized losses with aggregate depreciation of 1% from DSB's amortized cost basis. These unrealized losses relate principally to the increase in interest rates and are not due to changes in the financial condition of the issuer. In analyzing an issuer's financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, and industry analysts' reports. Since management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 3 - LOANS

Major categories of loans included in the loan portfolio are as follows:

	September 30, 2005	December 31, 2004
Real Estate:		
Residential	$109,902,764	$108,829,736
Commercial	55,378,998	51,240,233
Agricultural	35,119,941	31,620,947
Construction	34,192,501	28,179,114
	$234,594,204	$219,870,030
Commercial	$40,435,158	$33,931,171
Agricultural	32,998,831	34,731,956
Consumer and other	11,401,072	11,304,306
TOTAL	$319,429,265	$299,837,463

Changes in the allowance for loan losses were as follows:

	For the Nine Months Ended September 30,		For the Year Ended December 31,
	2005	2004	2004
Balance, beginning of period	$5,820,150	$5,528,917	$5,528,917
Provision charged to operations	509,000	142,000	327,000
Recoveries	62,762	150,774	191,663
Charge-offs	(186,741)	(137,621)	(227,430)
Balance, end of period	$6,205,171	$5,684,070	$5,820,150

8

This report may contain certain forward-looking statements, including without limitation, statements regarding results of operations, the appropriateness of the allowance for loan losses, the amounts of charge-offs and recoveries, capital to assets ratios, capacity for paying dividends and liquidity. These forward-looking statements are inherently uncertain and actual results may differ from Company expectations. The following factors which, among others, could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the local economy; (iii) fluctuations in market rates and prices which can negatively affect net interest margin, asset valuations and expense expectations; and (iv) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies, which could have materially adverse effects on DBI's future operating results. When relying on forward-looking statements to make decisions with respect to DBI, investors and others are cautioned to consider these and other risks and uncertainties. All forward-looking statements contained in this report are based upon information presently available and DBI assumes no obligation to update any forward-looking statements.

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

In applying the methodology, nonaccrual loans, restructured loans and potential problem loans (other than loans secured by 1-to-4 family residential properties, loans secured by consumer personal property and unsecured loans), above a certain size, are reviewed to determine if they are impaired. Impaired loans are individually analyzed and an allowance amount is calculated for each one of these loans, based on the estimated fair value of collateral, in conjunction with FAS 114. Loans that are not impaired are segmented into groups by type of loan. The following loan types are utilized so that each segment of loans will have similar risk factors; 1) residential real estate, 2) agricultural real estate, 3) commercial real estate, 4) agricultural, 5) commercial, 6) consumer installment, and 7) other. In addition, based on internal reviews and external reviews performed by regulatory authorities, DSB and DACC further segregate loans that are not impaired by loan risk classification within each type of loan based on an assessment of risk for a particular loan. The applicable risk classifications are "special mention" and "substandard". A "substandard" loan is a loan that is inadequately protected by the current net worth and paying capacity of the borrower or of any collateral. Loans classified "substandard" have well-defined weaknesses that jeopardize liquidation and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected.

Loans classified "special mention" are one step above substandard; these loans contain some weakness which if not corrected or improved upon could lead to further deterioration and a lower rating. Risk factor percentages are applied to the identified segments of each of the nonclassified and classified portions of the portfolios to calculate an allowance in conjunction with FAS 5. These risk factor percentages are based on historical loan loss experience adjusted for current economic conditions and trends and internal loan quality trends. In determining the appropriateness of the allowance for loan and lease losses at September 30, 2005, DBI utilized the same risk factor percentages for loans that it used at December 31, 2004.

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

Management evaluates the appropriateness of the ALLL on a quarterly basis and submits to the board of directors of DSB each quarter a recommendation of the amount of a monthly provision for loan losses. If the mix and amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the ALLL and the provision for loan losses on the income statement could be materially affected. Management believes that the ALLL is adequate as of September 30, 2005.

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

Results of Operations

Net income for the quarter ended September 30, 2005, was $604,124, a decrease of $346,378 or 36%, compared to $950,502, for the corresponding period in 2004. This decrease was the result of a higher provision for loan losses, higher noninterest expenses and a decrease in net interest income, which more than offset a decrease in the provision for income tax expense and higher noninterest income.

Net interest income for the quarter ended September 30, 2005, was $3,359,292, a decrease of $117,910 compared to the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

This decrease in net interest income was attributable to a decrease in net interest spread, which more than offset the increase in net interest income attributable to an increase in the volume of interest-earning assets and interest-bearing liabilities. The average net interest rate spread decreased from 3.72% during the third quarter of 2004 to 3.11% during the quarter ended September 30, 2005. DBI's yield on earning assets was 6.11% during the third quarter of 2005 compared to 5.72% during the quarter ended September 30, 2004. The average cost of funds was 3.00% during the most recent quarter, an increase of 100 basis points compared to the quarter ended September 30, 2004. The Federal Open Market Committee has raised short-term rates eleven times (275 basis points) between June 30, 2004, and September 30, 2005. Long-term rates have not risen in a like amount during this period resulting in a flattening yield curve, which has put pressure on DSB's net interest spread. The average balance of interest-earning assets increased by $31.1 million while the volume of interest-bearing liabilities increased by $29.4 million during the third quarter of 2005 compared to the third quarter of 2004.

In the third quarter of 2005 DBI's provision for credit losses was $259,000 compared to $15,000 for the third quarter of 2004. Net charge-offs were $116,946 in the third quarter of 2005 compared to net recoveries of $28,349 during the corresponding period in the prior year.

Noninterest income for the three months ended September 30, 2005, was $421,762, an increase of $11,753 compared to the corresponding period in 2004. Gains from the sales of residential real estate loans increased by $6,017 during the third quarter of 2005 compared to the quarter ended September 30, 2004. DSB sold $3.5 million of mortgage loans in the third quarter of 2005 compared to $2.8 million during the third quarter of 2004.

Noninterest expense increased by $155,524 or 6% during the three months ended September 30, 2005, compared to corresponding period in 2004. Salaries and benefits expense increased $124,041 or 8% over the corresponding period in 2004. This increase is primarily the result of higher salaries and wages, which increased by $81,031 primarily as a result of regular salary increases. Higher group health insurance expenses, which increased by $33,664 or 11%, also contributed to the increase in salaries and benefits expense.

Occupancy expenses increased by $40,070 or 13% during the three months ended September 30, 2005, compared to the third quarter of 2004. The increase is attributable to higher depreciation expense, which rose $28,950 primarily as a result of Maribel's and Wrightstown's new buildings, furniture, fixtures and equipment. Higher real estate and personal property taxes, which increased by $16,500, also contributed to the increase in occupancy expenses.

During the third quarter of 2005, DBI recognized net losses on sales of other real estate properties acquired through foreclosure totaling $12,998 and also recorded an impairment write-down of $50,000 on an acquired commercial property held for sale since September 2003. Previously DSB recorded impairment write-downs on this property totaling $200,867 including $100,867 during the third quarter of 2004. DSB has accepted an offer to purchase the property at its current carrying value. The sale should occur during the fourth quarter of 2005 and will reduce the amount of other real estate held by $500,000. Data processing expenses increased by $17,608 or 11% primarily as a result of higher communications costs. Other operating expenses increased by $22,223 primarily as a result of penalties assessed by the IRS totaling $20,086. The audit was closed during the third quarter. See the following paragraph for a further discussion.

For the three months ended September 30, 2005 and 2004, DBI recorded combined federal and state income tax provisions of $103,369 and $262,672. These provisions reflect effective income tax rates of 15% and 22%, in 2005 and 2004, respectively, which are less than DSB's combined statutory tax rate of 39%. The lower effective income tax rates are primarily attributable to certain federally tax exempt interest earned on state and local government investment securities. The Internal Revenue Service completed an audit of DBI's 2002 and 2003 tax returns during the third quarter of 2005. As a result of the audit, DBI paid $121,908 in additional income taxes for the years audited. DBI also paid $20,086 in penalties and $10,595 of interest. DBI accrued an additional $95,000 of federal income tax expense during the second quarter of 2005 in anticipation of the audit assessment. The IRS is auditing a number of Wisconsin banks primarily disputing the calculation of the amount of interest expense that is nondeductible based on holding tax-exempt securities in Nevada subsidiaries. DBI disagrees with the position of the IRS but paid the tax and reserves the right to file a refund claim should a bank be successful on this issue in U.S. Tax Court.

On a per share basis, net income was $5.03 in the third quarter of 2005 compared with $7.86 in the third quarter of 2004. Return on average assets in the third quarter of 2005 was 0.61%, compared to 1.04% for the corresponding period in 2004. Return on average equity in the third quarter of 2005 was 4.8%, compared to 7.6% for the corresponding period in the prior year.

Financial Condition

Total assets increased by $9,460,371 between December 31, 2004, and September 30, 2005. Federal funds sold decreased by $14.1 million as short-term liquid funds were reduced to provide funding for loan growth . Total loans, excluding loans held for sale, increased by $19.6 million during the first nine months. Premises and equipment increased by $1.8 million as a result of the capital expenditures related to the new Maribel building which opened during May. Total deposits increased by $2.4 million during the nine-month period ending September 30, 2005. Other borrowings increased by $6.6 million.

The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

Commercial real estate loans and other commercial loans increased by $4.1 million and $6.5 million, respectively during the nine months ended September 30, 2005. Construction real estate loans increased by $6.0 million and residential real estate loans increased by $1.1 million during the first nine months of 2005. The growth in construction loans is primarily attributed to an increase in commercial real estate, which has added approximately $4.2 million in construction loans this year.

The allowance for credit losses increased by $385,021 during the nine months ended September 30, 2005. The allowance equals 1.94% of total loans at September 30, 2005, compared to 1.93% at December 31, 2004. Nonaccrual loans totaled $6,919,218 at September 30, 2005, an increase of $1,018,843 compared to December 31, 2004. DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 2.92% at quarter end, compared to 3.40% at year-end.

As of September 30, 2005 management has identified $11.7 million of potential problem loans compared to $13.8 million at year-end. Potential problem loans are loans that are performing but have a greater risk of nonperformance.

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

    Includes restructured loans of $1,426,314 and $1,209,137 as of September 30, 2005 and December 31, 2004, respectively.

Demand deposits increased $1,155,837 or 3% during the first nine months of 2005. Interest bearing deposits decreased by $1,238,176 between December 31, 2004 and September 30, 2005.

Stockholders' equity decreased by $390,644 to $49,992,588 as of September 30, 2005. As of September 30, 2005, DBI's leverage ratio was 12.3%, the risk-based core capital ratio was 14.9% and the risk-based total capital ratio was 16.1%. DBI and DSB continue to maintain capital levels well above the regulatory minimum levels.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet DBI's needs for cash. Cash and cash equivalents increased by $1,218,947 during the first nine months of 2005. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. The available-for-sale investment portfolio amounting to $8.5 million as of September 30, 2005, is readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds DBI also has off-balance sheet sources available to meet liquidity needs. DBI has unused lines of credit of $40.8 million as of September 30, 2005. Management believes DBI's liquidity position as of September 30, 2005, is adequate under current economic conditions.

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

Item 4. Controls and Procedures

DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures prior to the filing date of this report. Based on that evaluation, management believes that DBI's disclosure controls and procedures as of the end of the September 30, 2005, quarter are effective in ensuring that information required to be disclosed by DBI in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in DBI's internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended September 30, 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are DBI's monthly common stock purchases during the third quarter of 2005:

  DBI announced a Stock Repurchase Policy on March 30, 1995, as an accommodation to shareholders.
  DBI limits purchases under the Policy in any nine-month period to less than six percent of the common shares outstanding. The Policy has no fixed expiration date, although DBI may terminate the Policy at any time. DBI is not soliciting or encouraging shareholders to sell shares under the Policy.

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

DENMARK BANCSHARES, INC. /s/ Darrell R. Lemmens
Date: October 18, 2005	Darrell R. Lemmens,
Principal Executive Officer,
Chairman of the Board, and
President /s/ Dennis J. Heim
Date: October 18, 2005	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer