Form 10-K
period 2005-12-31
DENMARK BANCSHARES INC
filed 2006-03-08
CIK 885531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities. Yes _ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

___ Large Accelerated Filer X Accelerated Filer ___ Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005, was $92,194,570 (105,083 shares at $877.35 per share, which is equal to the weighted average purchase price of shares sold during the registrant's second fiscal quarter, according to information available to the registrant).

As of March 1, 2006, there were 119,835 shares of the registrant's Common Stock (no par value) issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Documents*	Part of Form 10-K into Which Portions of Documents are Incorporated
Annual Report to Shareholders for the fiscal year ended December 31, 2005	Parts I, II and IV
Proxy Statement for Annual Meeting of Shareholders on April 25, 2006	Parts II and III
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

Securities and Exchange Commission Availability of Filings on Company Web Site

DBI electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Current Report) and Schedule 14A (Proxy Statement). DBI may file additional forms including amendments to these forms. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov, in which all forms filed electronically may be accessed. Additionally, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC and additional shareholder information are available free of charge as soon as reasonably practicable after such reports are electronically filed on DSB's website: http://www.denmarkstate.com/ab_aboutus.htm on the "About Us" web page. This web page provides a link to the SEC's filing database.

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

No significant portion of the loan portfolio of DSB is concentrated in one individual or group of individuals, and management believes that the portfolio's industry weighting is prudent. Seasonal factors do not materially affect the size or quality of the loan portfolio of DSB. Set forth below is a schedule of the concentration of DBI's loans, including loans of DSB and DACC, at December 31, 2005:

DSB offers a broad range of loans to individuals, businesses and farmers in its primary service area. DSB does not lend to foreign borrowers. Loans secured by residential real estate consist primarily of first lien mortgages on one-to-four family residential properties and represent DSB's largest category of loans. These loans, which can be amortized up to 30 years, are written primarily at fixed rates for one, three or five years. At the end of the term, the loan may be extended with payments based on interest rates prevailing at that time. A down payment of at least 10% is generally required for loan approval. DSB also makes home equity loans for a variety of purposes including education expenses, automobile purchases, debt consolidation, home improvements and other needs with flexible repayment terms.

Loans secured by commercial or agricultural real estate, which totaled more than $98 million and represented 30% of total loans outstanding at year-end, can be amortized up to 25 years and generally require a minimum down payment of 20% in cash or other collateral. Loans secured by commercial and agricultural real estate generally entail more risk than loans secured by residential real estate. These loans typically involve larger balances to single borrowers. Repayment of the loan is usually dependent on the success of the business occupying the property. The value of the real estate may be impacted by environmental issues or by supply and demand conditions in the market for commercial and retail space. DSB tries to mitigate this by requiring appraisals for all loans in excess of $250,000 and by requiring a higher intial down payment. DSB also requires that the borrower submit an annual financial statement.

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

Denmark Agricultural Credit Corporation

DACC commenced business in 1986 to provide a source of funds for farm loans and to provide a source of liquidity for DSB. As of the close of the fiscal year, DACC had lines of working capital credit in the aggregate amount of $35,000,000, including $30,000,000 from the AgriBank, FCB and $5,000,000 from a private lending institution. DACC originates loans and purchases loans exclusively from DSB. As of December 31, 2005, DACC held agricultural loans totaling $34,917,127. In 2005 the net income of DACC was equal to 24.8% of the consolidated net income of DBI.

Insurance Subsidiary

McDonald sells life, health, casualty, auto and all other general types of insurance, and performs certified residential appraisals for DSB. To date, the operations of McDonald have not represented a material portion of the consolidated operating results of DBI.

Areas Serviced by DBI; Competition

DBI serves Brown, Kewaunee, Manitowoc and Outagamie Counties, including the villages of Denmark, Bellevue, Maribel, Reedsville, Whitelaw and Wrightstown. The local economy of the area served is based on agriculture and light industry but the extended service area has a generally diversified economy. The local economic conditions prevailing at year-end varied by county but were comparable to conditions one year earlier based on employment statistics. As of December 2005, the unemployment rate in Brown County was 4.4% compared to 4.2%, 4.7% and 4.4% for Kewaunee, Manitowoc and Outagamie Counties, respectively.

Most of DBI's loans are to businesses and individuals in Wisconsin (and, more specifically, in its four-county geographic area) and any general adverse change in the economic conditions prevailing in these areas could reduce DBI's growth rate, impair its ability to collect loans or attract deposits, and generally have an adverse impact on the results of operations and financial condition of DBI. If these areas experience adverse economic, political or business conditions, DBI would likely experience higher rates of loss and delinquency on its loans than if its loans were more geographically diverse.

The agricultural economy and especially dairy farmers experienced a good year with milk prices averaging about $2 per hundredweight over the preceding five-year average. According to a report by the Wisconsin Department of Agricultural and Applied Economics at the University of Wisconsin-Madison and the Cooperative Extension of the University of Wisconsin, during 2005 milk prices averaged more than $14 per hundredweight compared to averages of $15, $11 and $10 for the years 2004, 2003 and 2002, respectively.

During the last five years the number of Wisconsin dairy farms has significantly declined from more than 21,800 in 1999 to less than 15,000 currently in operation. Larger dairy units have replaced many of the smaller family farms. As a result DBI has a smaller pool of agricultural borrowers to lend to while competing with a similar number of agricultural lenders.

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

Employees of DBI

At December 31, 2005, DSB had 96 full-time equivalent employees; McDonald has four full-time employees. DBI considers its relationship with its employees to be excellent.

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

ITEM 1A. RISK FACTORS

Following are potential risks that management considers material that could affect the future operating results and financial condition of DBI. The risks are not listed in any particular order of importance and there is the potential that there are other risks that have either not been identified or were identified as immaterial that could impair DBI's business, operating results or financial condition.

Changing Economic Conditions in DBI's Primary Service Area Could Adversely Impact DBI's Financial Results and Condition

Most of DBI's loans are to businesses and individuals in Wisconsin (and, more specifically, Brown, Kewaunee, Manitowoc and Outagamie Counties), and any general adverse change in the economic conditions prevailing in these areas could reduce DBI's growth rate, impair its ability to collect loans or attract deposits, and generally have an adverse impact on the results of operations and financial condition of DBI. If these areas experience adverse economic, political or business conditions, DBI would likely experience higher rates of loss and delinquency on its loans than if its loans were more geographically diverse.

Changing Interest Rates May Adversely Impact the Profitability of DBI

The profitability of DBI depends to a large extent on its net interest income, which is the difference between interest earned on its interest-earning assets, such as loans and investment securities, and its interest expense paid on interest-bearing liabilities, such as deposits and borrowings. DBI is unable to influence or to predict accurately fluctuations of market interest rates, which are affected by many factors including inflation, unemployment, general economic conditions throughout the world, and actions of the Federal Reserve in adjusting the money supply. At any given time, DBI's assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates could have a positive or negative effect on DBI's net income, capital and liquidity.

The mismatch between maturities and interest rate sensitivities of interest-earning assets and interest-bearing liabilities results in interest rate risk, which risk will change as the level of interest rates changes. DBI's liabilities consist primarily of deposits, which are either of a short-term maturity or have no stated maturity. These accounts typically can react more quickly to changes in market interest rates than DBI's assets because of the shorter maturity (or lack of maturity) and repricing characteristics of these deposits. Consequently, sharp increases or decreases in market interest rates may impact DBI's earnings negatively or positively, respectively.

Changes in interest rates will also affect the level of voluntary prepayments on DBI's loans and the receipt of payments on DBI's mortgage-backed securities, resulting in the receipt of proceeds that DBI may have to reinvest at a lower rate than the loan or mortgage-backed security being prepaid. Finally, changes in interest rates can result in the flow of funds away from banking institutions into investments in U.S. government and corporate securities, and other investment vehicles which, because of the absence of federal insurance premiums and reserve requirements, among other reasons, generally can pay higher rates of return than banking institutions.

DBI's Concentration on Small to Medium-Sized Business Customers May Adversely Impact DBI's Results if the Economy Worsens

One of the primary focal points of DBI's business development and marketing strategy is serving the banking and financial services needs of small to medium-sized businesses. Small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions become unfavorable in Wisconsin, the businesses of DBI's lending clients and their ability to repay outstanding loans may be negatively affected. As a consequence, DBI's results of operations and financial condition may be adversely affected.

DBI's Concentration in Agricultural-Related Loans May Adversely Impact DBI's Results if the Economy Worsens

DBI has a concentration of agricultural-related loans amounting to approximately 22% of total loans as of December 31, 2005. The factors that influence the agricultural economy are complex and difficult to predict. These factors include, among other things, (i) the weather's effect on feed quality and quantity; (ii) the effect of governmental support programs on feed grain and dairy prices; (iii) import and export markets; (iv) energy costs as they relate to fuel and fertilizer costs; (v) interest rates; (vi) supply and demand for feed grain and dairy; and (vii) market fluctuations created by consumer reaction to animal health issues. If agricultural conditions become unfavorable in Wisconsin, the businesses of DBI's agricultural clients and their ability to repay outstanding loans may be negatively affected. As a consequence, DBI's results of operations and financial condition may be adversely affected.

Government Regulation and Monetary Policy Could Limit DBI's Potential

DBI and DSB are subject to extensive state and federal government supervision, regulation and control. Existing state and federal banking laws subject DBI and DSB to substantial limitations with respect to loans, purchase of securities, payment of dividends and many other aspects of DSB's banking business. There can be no assurance that future legislation or government policy will not adversely affect the banking industry or the operations of DSB, to the advantage of DSB's non-bank competitors. In addition, economic and monetary policy of the Federal Reserve may increase DSB's cost of doing business and affect its ability to attract deposits and make loans. The techniques used by the Federal Reserve include setting the reserve requirements of banks and establishing the discount rate on bank borrowings. The policies of the Federal Reserve have a direct effect on the amount of bank loans and deposits, and the interest rates charged and paid thereon.

DBI's Allowance for Potential Loan Losses May Not Be Adequate

DBI makes various assumptions and judgments about the collectability of its loan portfolio and provides an allowance for potential losses based on a number of factors. DBI's allowance for potential loan losses is established in consultation with its management and is maintained at a level considered adequate by management to absorb loan losses that are inherent in DBI's portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond DBI's control, and such losses may exceed current estimates. Although DBI's management believes that the allowance for potential loan losses as of the date hereof is adequate to absorb losses that may develop in its existing portfolio of loans, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.

In addition, federal and state regulators periodically review DBI's allowance for potential loan losses and may require DBI to increase its provision for potential loan losses or recognize further loan charge-offs, based on judgments different than those of DBI's management. Any increase in DBI's allowance for potential loan losses or loan charge-offs as required by these regulatory agencies would have a negative effect on the operating results of DBI.

Significant Competition May Limit DBI's Potential for Success

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

Loss of Key Personnel Could Adversely Impact DBI's Results

DBI's and DSB's success has been and will be greatly influenced by their continuing ability to retain the services of their existing senior management and, as they expand, to attract and retain additional qualified senior and middle management. DBI has not entered into employment agreements or other contractual arrangements intended to discourage key personnel from leaving. The unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on DBI's and DSB's business and financial results.

Need for Technological Change May Limit DBI's Potential

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. DBI's future success will depend in part on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in DBI's operations. A number of DBI's competitors may have substantially greater resources to invest in technological improvements. There can be no assurance that DBI will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to its customers.

ITEM 2. DESCRIPTION OF PROPERTY

The following table sets forth certain information relating to DBI's corporate offices and other facilities, all of which are owned by DBI or its subsidiaries except the Wrightstown - East branch which is leased:

Location	Approximate Square Feet	Principal Uses
Denmark	22,000	Principal corporate and banking offices
Bellevue	10,000	Branch bank
Maribel	5,300	Branch bank
Reedsville	3,700	Branch bank
Whitelaw	3,400	Branch bank
Wrightstown - West	6,750	Branch bank
Wrightstown - East	2,000	Branch bank
Denmark	5,000	Investments, insurance and travel
Denmark	1,000	Insurance office occupied by McDonald

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

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

Following are DBI's monthly common stock purchases during the fourth quarter of 2005:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, including the notes thereto and the independent auditors' report, required by this item are contained in the sections captioned "Consolidated Financial Statements" and "Notes to the Consolidated Financial Statements" in the 2005 Annual Report and are incorporated herein by reference. The supplementary data required by this item is contained in the section captioned "Selected Financial Information" under the heading "Quarterly Financial Information".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information in DBI's proxy statement, prepared for the 2006 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Ratification of Selection of Independent Public Accountants," is incorporated herein by reference.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures prior to the filing date of this report. Based on that evaluation, management believes that DBI's disclosure controls and procedures as of the end of the 2005 fiscal year are effective in ensuring that information required to be disclosed by DBI in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in DBI's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Internal Control Over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting is on page 3 of the 2005 Annual Report and is incorporated herein by reference.

The Attestation Report of the Registered Public Accounting Firm on management's assessment of the effectiveness of DBI's internal control over financial reporting is on page 4 of the 2005 Annual Report and is incorporated herein by reference.

Item 9B. other information

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the captions "Proposal I - Election of Directors", "Committees, Meetings and Compensation of Directors", "Nominating Process and Shareholder Communications" and "Code of Ethics" in DBI's proxy statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference. Certain information with respect to DBI's other executive officers is set forth below:

NAME	AGE	POSITION
Dennis J. Heim	46

Mr. Heim has served as Vice President of DBI since 1995 and Treasurer since 1993. Mr. Heim has also served as Senior Vice President and Chief Financial Officer of DSB since January 1999. Mr. Heim has held other positions with DSB since 1983. Dennis J. Heim is the brother of Michael L. Heim, a director of DBI.

Evonne J. Kreft	45	Ms. Kreft has served as a Vice President of DSB since 2004. Prior to 2004, she was an Assistant Vice President of DSB since 2001. Ms. Kreft has held other positions with DSB since 1982.
Roger L. Lemmens	56

Mr. Lemmens has served as a Vice President of DSB since 1991 and prior thereto was an Assistant Vice President of DSB since 1986. Mr. Lemmens has been a Branch Manager for DSB since 1988. Mr. Lemmens has also served as a director of DSB since February 1993. Roger L. Lemmens is the brother of Darrell R. Lemmens, Chairman of the Board and President of DBI.

Lonnie A. Loritz	46	Ms. Loritz has served as a Vice President of DSB since 2004. Prior to 2004, she was an Assistant Vice President of DSB since 2001. Ms. Loritz has held other positions with DSB since 1994.
John P. Olsen	55

Mr. Olsen has served as President of DACC since 1986, as Treasurer since 1996 and as a director of DACC since 1985. Mr. Olsen has served as a Senior Vice President and Chief Credit Officer of DSB since January 1999. Mr. Olsen has held other positions with DSB since 1985.

David H. Radue	57

Mr. Radue has served as a director, Vice President and Branch Manager of DSB since 1986. Mr. Radue was a director of the Maribel Bank from 1984 until its consolidation with DSB in 1986. Mr. Radue has also been a director of DACC since 1986.

Jeffrey J. Van Rens	54	Mr. Van Rens has served as a Vice President of DSB since 2002. Mr. Van Rens has held other positions with DSB since 1996. Mr. Van Rens has also been a director of DACC since 2002.
Glenn J. Whipp	55	Mr. Whipp has served as a director of DSB since 1983. Mr. Whipp has also been a Vice President and Branch Manager of DSB since 1984.

ITEM 11. EXECUTIVE COMPENSATION

The information in DBI's proxy statement, prepared for the 2006 Annual Meeting of Shareholders, which contains information concerning this item, under the captions "Committees, Meetings and Compensation of Directors", "Executive Compensation", "Board Compensation Committee Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Stock Performance Graph" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in DBI's proxy statement, prepared for the 2006 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Voting Securities and Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in DBI's proxy statement, prepared for the 2006 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Certain Relationships and Related Transactions," is incorporated herein by reference.

Item 14. PRINCIPAL accountant fees and services

The information in DBI's proxy statement, prepared for the 2006 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Ratification of Selection of Independent Registered Public Accountants," is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. and 2. Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are contained in the Annual Report to Shareholders and are incorporated herein by reference:

Consolidated Statements of Financial Condition as of December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Selected Financial Information

  3. The "Index to Exhibits" is shown below.

INDEX TO EXHIBITS

DENMARK BANCSHARES, INC.

FORM 10-K

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation [Incorporated by reference to Exhibit 3.1 to DBI's report on Form 10-Q for the quarter ended June 30, 2002]

3.2	Restated Bylaws [Incorporated by reference to Exhibit 3.2 to DBI's report on Form 10-Q for the quarter ended June 30, 2002]

11.1	Statement Re Computation of Per Share Earnings

13.1	Annual Report to Shareholders for the Fiscal Year Ended December 31, 2005

21.1	List of Subsidiaries

23.1	Consent of Wipfli LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENMARK BANCSHARES, INC.

By: /s/Darrell R. Lemmens Darrell R. Lemmens,

Chairman of the Board,

President and a Director

Date: February 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Darrell R. Lemmens	By:	/s/ Dennis J. Heim
	Darrell R. Lemmens, Principal Executive Officer, Chairman of the Board, President and Director		Dennis J. Heim, Vice President, Treasurer, Principal Financial and Accounting Officer
By:	/s/ Terese M. Deprey	By:	/s/ Mark E. Looker
	Terese M. Deprey, Secretary and Director		Mark E. Looker, Vice President and Director
By:	/s/ Allen M. Peters	By:	/s/ Edward Q. Opichka, DDS
	Allen M. Peters Director		Edward Q. Opichka, DDS Director
By:	/s/ Thomas N. Hartman	By:	/s/ Michael L. Heim
	Thomas N. Hartman, Director		Michael L. Heim Director
By:	/s/ Thomas F. Wall
	Thomas F. Wall, Director		Date: February 21, 2006