Form 10-Q
period 2006-03-31
DENMARK BANCSHARES INC
filed 2006-04-24
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 17, 2006, there were 119,799 shares of the registrant's Common Stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report On Form 10-Q

For The Quarter Ended March 31, 2006

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	March 31, 2006 (Unaudited)	December 31, 2005
Assets		
Cash and due from banks	$8,518,991	$10,495,063
Federal funds sold	11,084,000	5,140,000
Investment Securities		
Available-for-sale, at fair value	11,743,135	11,016,664
Held-to-maturity, at cost	37,946,414	38,553,270
Total Investment Securities	$49,689,549	$49,569,934
Loans	317,147,296	325,071,372
Allowance for credit losses	(6,659,207)	(6,400,480)
Net Loans	$310,488,089	$318,670,892
Loans held for sale	1,119,213	1,440,529
Premises and equipment, net	9,991,198	10,180,630
Other investments, at cost	7,785,169	7,743,390
Accrued interest receivable	2,243,829	2,032,413
Other assets	9,358,252	9,247,763
TOTAL ASSETS	$410,278,290	$414,520,614
Liabilities		
Deposits		
Noninterest-bearing	$32,815,295	$39,545,404
Interest-bearing	262,187,058	258,708,268
Total Deposits	$295,002,353	$298,253,672
Short-term borrowings	27,373,439	28,230,373
Accrued interest payable	1,381,042	1,265,875
Other liabilities	1,427,513	1,202,826
Long-term debt	35,013,239	35,015,216
Total Liabilities	$360,197,586	$363,967,962
Stockholders' Equity		
Common stock, no par value, authorized 640,000 shares; outstanding 119,807 and 120,038 respectively	$18,173,975	$18,173,975
Treasury stock, at cost (1,723 and 1,492 shares respectively)	(1,403,007)	(1,198,803)
Paid in capital	470,094	470,094
Retained earnings	32,927,071	33,191,504
Accumulated other comprehensive loss		
Unrealized losses on securities	(87,429)	(84,118)
Total Stockholders' Equity	$50,080,704	$50,552,652
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$410,278,290	$414,520,614

The accompanying notes are an integral part of these financial statements.

3

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31, 2006	2005
Cash Flows from Operating Activities:		
Net income	$592,387	$718,584
Adjustments to reconcile net income to		
net cash provided by operating activities:		
Depreciation	193,190	190,940
Provision for credit losses	275,500	126,000
Amortization of intangibles	51,863	51,864
(Gain) loss on sale of assets	(26,661)	31,676
Amortization of bond premium	5,755	5,220
Accretion of bond discount	(44,130)	(38,047)
Mortgage loans originated for sale	(2,780,252)	(2,491,771)
Proceeds from sale of mortgage loans	3,096,796	2,255,062
Common stock dividends	0	(86,900)
Income from bank owned life insurance	(51,000)	(48,000)
Increase in interest receivable	(211,416)	(286,532)
Increase in interest payable	115,167	52,732
Other, net	178,747	401,502
Net Cash Provided by Operating Activities	$1,395,946	$882,330
Cash Flows from Investing Activities:		
Maturities of held-to-maturity securities	$645,300	$140,000
Maturities and sales of available-for-sale securities	925,086	1,664,406
Purchase of available-for-sale securities	(1,656,295)	(1,797,825)
Purchases of AgriBank, FCB stock	(15,000)	(15,000)
Money market mutual funds, net	(26,779)	(75,688)
Federal funds sold, net	(5,944,000)	12,479,000
Proceeds from sale of foreclosed assets	133,466	196,532
Net decrease (increase) in loans made to customers	7,736,694	(5,582,303)
Capital expenditures	(3,758)	(1,016,187)
Net Cash Provided by Investing Activities	$1,794,714	$5,992,935
Cash Flows from Financing Activities:		
Net decrease in deposits	($3,251,319)	($9,480,356)
Purchase of treasury stock	(204,204)	(96,108)
Dividends paid	(852,298)	(815,663)
Debt proceeds	4,923,066	6,050,000
Debt repayments	(5,781,977)	(6,601,825)
Net Cash Used by Financing Activities	($5,166,732)	($10,943,952)
Net decrease in cash and cash equivalents	($1,976,072)	($4,068,687)
Cash and cash equivalents, beginning	10,495,063	11,274,172
CASH AND CASH EQUIVALENTS, ENDING	$8,518,991	$7,205,485
Noncash Investing Activities:		
Loans transferred to foreclosed properties	$209,000	$60,000
Supplemental Cash Flow Disclosures:		
Cash paid for interest	$2,761,874	$1,831,469
Cash paid for income taxes	21,000	45,235

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

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	March 31, 2006			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U.S. Government agencies	$2,577,319	$0	($5,210)	$2,572,109
Mortgage-backed securities	4,457,765	1,178	(104,427)	4,354,516
State and local governments	4,848,636	15	(32,141)	4,816,510
	$11,883,720	$1,193	($141,778)	$11,743,135

	December 31, 2005			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U.S. Government agencies	$1,700,000	$0	($3,850)	$1,696,150
Mortgage-backed securities	4,880,182	3,993	(111,969)	4,772,206
State and local governments	4,572,398	296	(24,386)	4,548,308
	$11,152,580	$4,289	($140,205)	$11,016,664

The amortized cost and estimated fair value of securities held-to-maturity were as follows:

	March 31, 2006			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$37,946,414	$1,822,990	$0	$39,769,404

	December 31, 2005			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$38,553,270	$1,856,408	($689)	$40,408,989

7

Denmark Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and estimated fair values of securities at March 31, 2006, by maturity were as follows:

	Securities Available-for-Sale		Securities Held-to-Maturity	
Amounts Maturing	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$6,795,740	$6,692,577	$1,583,768	$1,600,952
From one through five years	4,369,792	4,346,559	6,011,633	6,255,097
From five through ten years	718,188	703,999	11,332,794	11,971,227
After ten years	0	0	19,018,219	19,942,128
	$11,883,720	$11,743,135	$37,946,414	$39,769,404

At March 31, 2006, 15 debt securities have unrealized losses with aggregate depreciation of 1% from DSB's amortized cost basis. These unrealized losses relate principally to the increase in interest rates and are not due to changes in the financial condition of the issuer. In analyzing an issuer's financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, and industry analysts' reports. Since management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 3 - LOANS

Major categories of loans included in the loan portfolio are as follows:

	March 31, 2006	December 31, 2005
Real Estate:		
Residential	$108,463,015	$110,666,301
Commercial	62,248,931	63,211,379
Agricultural	33,888,162	34,979,648
Construction	29,787,510	29,158,731
	$234,387,618	$238,016,059
Commercial	$37,886,404	$39,766,055
Agricultural	34,201,680	36,260,702
Consumer and other	10,671,594	11,028,556
TOTAL	$317,147,296	$325,071,372

Changes in the allowance for loan losses were as follows:

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For the Year Ended December 31, 2005
Balance, beginning of period	$6,400,480	$5,820,150	$5,820,150
Provision charged to operations	275,500	126,000	786,000
Recoveries	9,871	27,844	130,605
Charge-offs	(26,644)	(37,426)	(336,275)
Balance, end of period	$6,659,207	$5,936,568	$6,400,480

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

Loans classified "special mention" are one step above substandard; these loans contain some weakness which if not corrected or improved upon could lead to further deterioration and a lower rating. Risk factor percentages are applied to the identified segments of each of the nonclassified and classified portions of the portfolios to calculate an allowance in conjunction with FAS 5. These risk factor percentages are based on historical loan loss experience adjusted for current economic conditions and trends and internal loan quality trends. In determining the appropriateness of the allowance for loan and lease losses at March 31, 2006, DBI utilized the same risk factor percentages for loans that it used at December 31, 2005.

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

Management evaluates the appropriateness of the ALLL on a quarterly basis and submits to the board of directors of DSB each quarter a recommendation of the amount of a monthly provision for loan losses. If the mix and amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the ALLL and the provision for loan losses on the income statement could be materially affected. Management believes that the ALLL is adequate as of March 31, 2006.

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

Results of Operations

Net income for the quarter ended March 31, 2006, was $592,387, a decrease of $126,197 or 18%, compared to $718,584, for the corresponding period in 2005. This decrease was the result of a decrease in net interest income and a higher provision for loan losses, which more than offset a decrease in the provision for income tax expense, lower noninterest expenses and higher noninterest income.

Net interest income for the quarter ended March 31, 2006, was $3,196,653, a decrease of $208,338 compared to the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

This decrease in net interest income was attributable to a decrease in net interest spread, which more than offset the increase in net interest income attributable to an increase in the volume of interest-earning assets and interest-bearing liabilities. The average net interest rate spread decreased from 3.34% during the first quarter of 2005 to 2.76% during the quarter ended March 31, 2006. DBI's yield on earning assets was 5.81% during the first quarter of 2005 compared to 6.28% during the quarter ended March 31, 2006. The average cost of funds was 3.52% during the most recent quarter, an increase of 105 basis points compared to the quarter ended March 31, 2005. The Federal Open Market Committee has raised short-term rates fifteen times (375 basis points) between June 30, 2004, and March 31, 2006. Long-term rates have not risen in a like amount during this period resulting in a flattening yield curve, which has put pressure on DBI's net interest spread. The average balance of interest-earning assets increased by $21.9 million while the volume of interest-bearing liabilities increased by $20.6 million during the first quarter of 2006 compared to the first quarter of 2005.

In the first quarter of 2006 DBI's provision for credit losses was $275,500 compared to $126,000 for the first quarter of 2005. Net charge-offs were $16,773 in the first quarter of 2006 compared to net charge-offs of $9,582 during the corresponding period in the prior year.

Noninterest income for the three months ended March 31, 2006, was $421,467, an increase of $55,073 compared to the corresponding period in 2005. Service fees and commissions increased by $37,301 during the quarter ended March 31, 2006, compared to the corresponding period in 2005. Commissions from the sales of mutual funds, annuities and common stocks increased by $19,348 and insurance commissions increased by $9,653. Gains from the sales of residential real estate loans increased by $6,702 during the first quarter of 2006 compared to the quarter ended March 31, 2005. DSB sold $3.1 million of mortgage loans in the first quarter of 2006 compared to $2.2 million during the first quarter of 2005.

Noninterest expense decreased by $86,274 or 3% during the three months ended March 31, 2006, compared to corresponding period in 2005. Salaries and benefits expense increased $119,906 or 7% over the corresponding period in 2005. This increase is primarily the result of higher salaries and wages, which increased by $49,924 primarily as a result of regular salary increases. Higher group health insurance expenses, which increased by $44,701 or 14%, also contributed to the increase in salaries and benefits expense.

Occupancy expenses increased by $9,443 or 3% during the three months ended March 31, 2006, compared to the first quarter of 2005. The increase is primarily attributable to higher real estate and personal property taxes, which increased by $5,082.

During the first quarter of 2005, DBI recognized a write-down of $75,453 on the branch building at Maribel. The building was vacated during the second quarter of 2005 and subsequently demolished.

Losses on the sales of other real estate properties acquired through foreclosure decreased by $51,635 during the most recent quarter compared to the first quarter of 2005.

Directors fees decreased by $24,350 during the quarter ended March 31, 2006, compared to the corresponding period in 2005. The decrease is primarily the result of a change in the directors' compensation policy that eliminates certain fees to inside directors for board and committee meetings.

Professional fees decreased by $27,863 or 35% during the three months ended March 31, 2006, compared to the first quarter of 2005. Professional fees include expenditures for technology consulting, legal, audit, compliance, tax and appraisal services. DBI incurred fewer expenses during the most recent quarter for audit and compliance fees related to documentation and testing of DBI's internal controls in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002. As anticipated, the second year of compliance was not as costly as the first year.

For the three months ended March 31, 2006 and 2005, DBI recorded combined federal and state income tax provisions of $48,047 and $138,341. These provisions reflect effective income tax rates of 8% and 16%, in 2006 and 2005, respectively, which are less than DBI's combined statutory tax rate of 39%. The lower effective income tax rates are primarily attributable to certain federally tax exempt interest earned on state and local government investment securities.

On a per share basis, net income was $4.94 in the first quarter of 2006 compared with $5.95 in the first quarter of 2005. Return on average assets in the first quarter of 2006 was 0.58%, compared to 0.74% for the corresponding period in 2005. Return on average equity in the first quarter of 2006 was 4.7%, compared to 5.7% for the corresponding period in the prior year.

Financial Condition

Total assets decreased by $4,242,324 between December 31, 2005, and March 31, 2006. Federal funds sold increased by $5.9 million. Total loans, excluding loans held for sale, decreased by $7.9 million during the first three months. Total deposits decreased by $3.3 million during the three-month period ending March 31, 2006.

The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

Agricultural real estate loans and other agricultural loans decreased by $3.2 million, commercial real estate loans and other commercial loans decreased by $2.8 million and residential real estate loans fell by $2.2 million during the three months ended March 31, 2006. Management attributes the decline in the loan portfolio to a variety of factors. One agricultural borrower substantially reduced their borrowings due to special circumstances. Higher interest rates may be slowing the demand for agricultural and commercial loans. The dairy sector faces declining milk prices and higher input costs for fertilizer and gasoline. The Board of Directors of DSB approved a revised Loan Policy that contains more stringent loan underwriting guidelines. These factors, as well as continued strong local competition for loans by area financial institutions, all contributed to the decline in loan volume.

The allowance for credit losses increased by $258,727 during the three months ended March 31, 2006. The allowance equals 2.09% of total loans at March 31, 2006, compared to 1.96% at December 31, 2005. Nonaccrual loans totaled $10,496,677 at March 31, 2006, an increase of $2,908,875 compared to December 31, 2005. DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 4.98% at quarter end, compared to 3.33% at year-end.

As of March 31, 2006, management has identified $12.3 million of potential problem loans compared to $11.1 million at year-end. Potential problem loans are loans that are performing but have a greater risk of nonperformance.

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

    Includes restructured loans of $2,033,385 and $1,414,391 as of March 31, 2006 and December 31, 2005, respectively.

The increase in nonaccrual loans during the first quarter is primarily attributable to a $2.1 million increase in nonperforming construction loans as a result of the deterioration of three residential home developers. Residential homes in various stages of construction secure these loans.

Demand deposits decreased $6,730,109 or 17% during the first three months of 2006. The decrease is attributable to a seasonal fluctuation. Interest bearing deposits increased by $3,478,790 between December 31, 2005 and March 31, 2006.

Stockholders' equity decreased by $471,948 to $50,080,704 as of March 31, 2006. As of March 31, 2006, DBI's leverage ratio was 12.0%, the risk-based core capital ratio was 15.1% and the risk-based total capital ratio was 16.3%. DBI and DSB continue to maintain capital levels well above the regulatory minimum levels.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet DBI's needs for cash. Cash and cash equivalents decreased by $1,976,072 during the first three months of 2006. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. The available-for-sale investment portfolio amounting to $11.7 million as of March 31, 2006, is readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds DBI also has off-balance sheet sources available to meet liquidity needs. DBI has unused lines of credit of $38.3 million as of March 31, 2006. Management believes DBI's liquidity position as of March 31, 2006, is adequate under current economic conditions.

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

Item 4. Controls and Procedures

DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures prior to the filing date of this report. Based on that evaluation, management believes that DBI's disclosure controls and procedures as of the end of the March 31, 2006, quarter are effective in ensuring that information required to be disclosed by DBI in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in DBI's internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended March 31, 2006, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are DBI's monthly common stock purchases during the first quarter of 2006:

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

DSB is restricted by banking regulations from making dividend distributions to DBI that exceed the retained net income for the most current year plus retained net income for the preceding two years. Under this formula, dividends of approximately $5,921,000 may be paid without prior regulatory approval as of December 31, 2005.

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

DENMARK BANCSHARES, INC. /s/ Darrell R. Lemmens
Date: April 24, 2006	Darrell R. Lemmens,
Principal Executive Officer,
Chairman of the Board, and
President /s/ Dennis J. Heim
Date: April 24, 2006	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer