Form 10-Q
period 2006-06-30
DENMARK BANCSHARES INC
filed 2006-08-02
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 1, 2006, there were 119,418 shares of the registrant's Common Stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report On Form 10-Q

For The Quarter Ended June 30, 2006

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	June 30, 2006 (Unaudited)	December 31, 2005
Assets		
Cash and due from banks	$9,162,372	$10,495,063
Interest-bearing deposits in other banks	6,753,686	0
Total Cash and Cash Equivalents	$15,916,058	$10,495,063
Federal funds sold	17,971,000	5,140,000
Investment Securities		
Available-for-sale, at fair value	9,994,144	11,016,664
Held-to-maturity, at cost	37,335,117	38,553,270
Total Investment Securities	$47,329,261	$49,569,934
Loans	309,849,521	325,071,372
Allowance for credit losses	(6,228,076)	(6,400,480)
Net Loans	$303,621,445	$318,670,892
Loans held for sale	1,238,574	1,440,529
Premises and equipment, net	9,814,256	10,180,630
Other investments, at cost	6,651,745	7,743,390
Accrued interest receivable	2,090,249	2,032,413
Other assets	9,883,415	9,247,763
TOTAL ASSETS	$414,516,003	$414,520,614
Liabilities		
Deposits		
Noninterest-bearing	$33,366,872	$39,545,404
Interest-bearing	264,710,201	258,708,268
Total Deposits	$298,077,073	$298,253,672
Short-term borrowings	28,100,441	28,230,373
Accrued interest payable	1,465,226	1,265,875
Other liabilities	1,640,310	1,202,826
Long-term debt	35,011,223	35,015,216
Total Liabilities	$364,294,273	$363,967,962
Stockholders' Equity		
Common stock, no par value, authorized 640,000 shares; outstanding 119,511 and 120,038 respectively	$18,173,975	$18,173,975
Treasury stock, at cost (2,019 and 1,492 shares respectively)	(1,664,209)	(1,198,803)
Paid in capital	469,986	470,094
Retained earnings	33,329,730	33,191,504
Accumulated other comprehensive loss		
Unrealized losses on securities	(87,752)	(84,118)
Total Stockholders' Equity	$50,221,730	$50,552,652
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$414,516,003	$414,520,614

The accompanying notes are an integral part of these financial statements.

3

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Quarter Ended June 30, 2006	For the Quarter Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005
Interest Income				
Loans including fees	$5,289,302	$4,702,560	$10,607,604	$9,241,647
Investment securities				
Taxable	110,968	66,574	225,925	125,545
Exempt from federal tax	496,435	515,511	997,610	1,030,127
Interest on federal funds sold	117,148	18,381	161,758	48,180
Other interest income	106,532	104,381	191,780	248,514
	$6,120,385	$5,407,407	$12,184,677	$10,694,013
Interest Expense				
Deposits	$2,329,883	$1,541,183	$4,486,850	$2,932,103
Short-term borrowings	358,517	168,345	695,576	310,305
Long-term debt	377,712	352,559	751,325	701,294
	$3,066,112	$2,062,087	$5,933,751	$3,943,702
Net interest income	$3,054,273	$3,345,320	$6,250,926	$6,750,311
Provision for Credit Losses	260,500	124,000	536,000	250,000
Net interest income after provision for credit losses	$2,793,773	$3,221,320	$5,714,926	$6,500,311
Other Income				
Service fees and commissions	$257,004	$229,649	$526,767	$462,111
Loan sale gains	15,831	33,856	49,451	60,774
Other	114,236	115,302	232,320	222,316
	$387,071	$378,807	$808,538	$745,201
Other Expense				
Salaries and employee benefits	$1,823,736	$1,700,065	$3,609,640	$3,366,063
Occupancy expenses	340,258	350,609	694,095	695,003
Data processing expenses	225,690	178,328	414,988	359,755
Directors fees	41,505	71,145	87,925	141,915
Printing and supplies	57,725	65,869	102,593	118,737
Professional fees	53,637	38,900	104,773	117,899
Amortization of intangibles	51,863	51,872	103,726	103,736
Loss on sale of other real estate	25,000	61,501	31,959	120,038
Other operating expenses	215,679	250,189	387,580	533,792
	$2,835,093	$2,768,478	$5,537,279	$5,556,938
Income before income taxes	$345,751	$831,649	$986,185	$1,688,574
Income tax (benefit) expense	(54,784)	232,958	(6,737)	371,299
NET INCOME	$400,535	$598,691	$992,922	$1,317,275
Per Share				
Net income	$3.35	$4.97	$8.29	$10.92
Dividends declared	$0.00	$0.00	$7.15	$7.00
Weighted average shares outstanding	119,564	120,490	119,710	120,641

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

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	June 30, 2006			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U.S. Government agencies	$2,577,798	$1,602	($11,562)	$2,567,838
Mortgage-backed securities	3,592,062	27	(104,819)	3,487,270
State and local governments	3,965,604	20	(26,588)	3,939,036
	$10,135,464	$1,649	($142,969)	$9,994,144

	December 31, 2005			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U.S. Government agencies	$1,700,000	$0	($3,850)	$1,696,150
Mortgage-backed securities	4,880,182	3,993	(111,969)	4,772,206
State and local governments	4,572,398	296	(24,386)	4,548,308
	$11,152,580	$4,289	($140,205)	$11,016,664

The amortized cost and estimated fair value of securities held-to-maturity were as follows:

	June 30, 2006			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$37,335,117	$1,402,738	$0	$38,737,855

	December 31, 2005			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$38,553,270	$1,856,408	($689)	$40,408,989

7

Denmark Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and estimated fair values of securities at June 30, 2006, by maturity were as follows:

Amounts Maturing	Securities Available-for-Sale Amortized Cost	Securities Available-for-Sale Estimated Fair Value	Securities Held-to-Maturity Amortized Cost	Securities Held-to-Maturity Estimated Fair Value
Within one year	$6,085,511	$5,987,744	$1,637,830	$1,655,535
From one through five years	3,416,630	3,398,306	7,109,714	7,471,183
From five through ten years	186,917	185,264	10,263,080	10,628,963
After ten years	446,406	422,830	18,324,493	18,982,174
	$10,135,464	$9,994,144	$37,335,117	$38,737,855

At June 30, 2006, 18 debt securities have unrealized losses with aggregate depreciation of 2% from DSB's amortized cost basis. These unrealized losses relate principally to the increase in interest rates and are not due to changes in the financial condition of the issuer. In analyzing an issuer's financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, and industry analysts' reports. Since management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 3 - LOANS

Major categories of loans included in the loan portfolio are as follows:

	June 30, 2006	December 31, 2005
Real Estate:		
Residential	$103,862,648	$110,666,301
Commercial	61,364,530	63,211,379
Agricultural	33,537,938	34,979,648
Construction	29,095,314	29,158,731
	$227,860,430	$238,016,059
Commercial	$37,249,614	$39,766,055
Agricultural	33,825,927	36,260,702
Consumer and other	10,913,550	11,028,556
TOTAL	$309,849,521	$325,071,372

Changes in the allowance for loan losses were as follows:

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	For the Year Ended December 31, 2005
Balance, beginning of period	$6,400,480	$5,820,150	$5,820,150
Provision charged to operations	536,000	250,000	786,000
Recoveries	34,287	51,920	130,605
Charge-offs	(742,691)	(58,953)	(336,275)
Balance, end of period	$6,228,076	$6,063,117	$6,400,480

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

Loans classified "special mention" are one step above substandard; these loans contain some weakness which if not corrected or improved upon could lead to further deterioration and a lower rating. Risk factor percentages are applied to the identified segments of each of the nonclassified and classified portions of the portfolios to calculate an allowance in conjunction with FAS 5. These risk factor percentages are based on historical loan loss experience adjusted for current economic conditions and trends and internal loan quality trends. In determining the appropriateness of the allowance for loan and lease losses at June 30, 2006, DBI utilized the same risk factor percentages for loans that it used at December 31, 2005.

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

Management evaluates the appropriateness of the ALLL on a quarterly basis and submits to the board of directors of DSB each quarter a recommendation of the amount of a monthly provision for loan losses. If the mix and amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the ALLL and the provision for loan losses on the income statement could be materially affected. Management believes that the ALLL is adequate as of June 30, 2006.

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

Glossary of Loan Terms

Impaired Loan - A loan is impaired when, based on current information and events, it is probable that not all amounts due will be collected according to the contractual terms of the loan agreement. Impaired loans are measured at the estimated fair value of the collateral. If the estimated fair value of the impaired loan is less than the recorded investment in the loan, an impairment is recognized by creating a valuation allowance.

Nonaccrual Loan - DSB's policy is to place in nonaccrual status all loans which are contractually past due 90 days or more as to any payment of principal or interest and all other loans as to which reasonable doubt exists as to the full, timely collection of interest or principal based on management's view of the financial condition of the borrower. When a loan is placed on nonaccrual, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of the management, the loans are estimated to be fully collectible as to both principal and interest.

Non-Performing Assets - Non-performing assets include nonaccrual loans as defined above and real and personal properties acquired in satisfaction of debts previously owed.

Past Due Accruing Loans - A loan on which all or part of a scheduled payment is delinquent by more than 30 days but less than 90 days past due, except loans that are considered nonaccrual.

Potential Problem Loans - Potential problem loans are accruing loans in which there exists doubt as to the ability of the borrower to comply with present loan repayment terms. Management's decision to place loans in this category does not necessarily mean that DBI expects losses to occur on these loans, but that management recognizes that a higher degree of risk is associated with these accruing loans and they deserve closer scrutiny.

Restructured Loans - Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in the payment schedule, the amortization term, the interest rate, or a combination of these.

Risk Rating - Risk rating, which is also sometimes referred to as loan grading, is the internal quarterly process of reviewing and evaluating loans based on quality and assigning a risk grade to them. The range of categories from the best quality to worst is as follows: highest quality, solid quality, some weakness, inherent industry weakness, special mention, substandard, doubtful and loss. Impaired loans are generally assigned a substandard risk grade.

Special Mention Loans - Loans classified "special mention" are one step above substandard loans as described below. These loans contain some weakness, which if not corrected or improved upon could lead to further deterioration and a lower rating.

Substandard - A "substandard" loan is a loan that is inadequately protected by the current sound worth and paying capacity of the borrower or of any collateral. Loans classified "substandard" have well-defined weaknesses that jeopardize liquidation and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected.

Results of Operations

Net income for the quarter ended June 30, 2006, was $400,535, a decrease of $198,156 or 33%, compared to $598,591, for the corresponding period in 2005. This decrease was the result of a decrease in net interest income, a higher provision for loan losses and higher noninterest expenses, which more than offset a decrease in the provision for income tax expense and higher noninterest income.

Net interest income for the quarter ended June 30, 2006, was $3,054,273, a decrease of $291,047 compared to the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

This decrease in net interest income was attributable to a decrease in net interest spread, which more than offset the increase in net interest income attributable to an increase in the volume of interest-earning assets and interest-bearing liabilities. The average net interest rate spread decreased from 3.22% during the second quarter of 2005 to 2.58% during the quarter ended June 30, 2006. DBI's yield on earning assets was 5.90% during the second quarter of 2005 compared to 6.34% during the quarter ended June 30, 2006. The average cost of funds was 3.76% during the most recent quarter, an increase of 108 basis points compared to the quarter ended June 30, 2005. The Federal Open Market Committee has raised short-term rates seventeen times (425 basis points) between June 30, 2004, and June 30, 2006. Long-term rates have not risen in a like amount during this period resulting in a flattening yield curve, which has put pressure on DSB's net interest spread. The average balance of interest-earning assets increased by $19.8 million while the volume of interest-bearing liabilities increased by $18.8 million during the second quarter of 2006 compared to the second quarter of 2005.

In the second quarter of 2006 DBI's provision for credit losses was $260,500 compared to $124,000 for the second quarter of 2005. Net charge-offs were $691,632 in the second quarter of 2006 compared to net recoveries of $2,549 during the corresponding period in the prior year. During the most recent quarter DSB recorded charge-offs totaling $542,183 on commercial real estate loans and other commercial loans, and $147,862 on loans secured by residential real estate. The charge-offs were recorded on ten different borrowers with the largest single charge-off totaling $350,000 secured by commercial real estate. Some of these charge-offs are partial charge-offs that were based on the best estimates of collection at the time the loans were analyzed.

Noninterest income for the three months ended June 30, 2006, was $387,071, an increase of $8,264 compared to the corresponding period in 2005. Commissions from the sales of mutual funds, annuities and common stocks increased by $25,238 during the quarter ended June 30, 2006, compared to the corresponding period in 2005. Gains from the sales of residential real estate loans decreased by $18,025 during the second quarter of 2006 compared to the quarter ended June 30, 2005. DSB sold $1.4 million of mortgage loans in the second quarter of 2006 compared to $2.8 million during the second quarter of 2005.

Noninterest expense increased by $66,615 or 2% during the three months ended June 30, 2006, compared to corresponding period in 2005. Salaries and benefits expense increased $123,671 or 7% over the corresponding period in 2005. This increase is primarily the result of higher salaries and wages, which increased by $62,203 primarily as a result of regular salary increases. Higher group health insurance expenses, which increased by $48,151 or 15%, also contributed to the increase in salaries and benefits expense.

Occupancy expenses decreased by $10,351 or 3% during the three months ended June 30, 2006, compared to the second quarter of 2005. The decrease is primarily attributable to lower maintenance expenses, which decreased by $12,576.

Data processing expenses increased by $47,362 during the most recent quarter compared to the second quarter of 2005. DSB is negotiating terms of a new contract for its core data processing systems. The contract would require conversion to a new system and DSB would incur approximately $150,000 to $200,000 of one-time costs during 2006 and 2007. DSB began accruing $20,000 per month in June 2006. The conversion is expected to occur in January 2007. DSB also incurred $10,000 of data processing expenses for asset liability modeling and consulting services under a contract signed in September 2005, which requires quarterly payments of $10,000.

Losses on the sales of other real estate properties acquired through foreclosure decreased by $36,501 during the most recent quarter compared to the second quarter of 2005.

Directors' fees decreased by $29,640 during the quarter ended June 30, 2006, compared to the corresponding period in 2005. The decrease is primarily the result of a change in the directors' compensation policy that eliminates certain fees to inside directors for board and committee meetings.

Professional fees increased by $14,737 or 38% during the three months ended June 30, 2006, compared to the second quarter of 2005. Professional fees include expenditures for technology consulting, legal, audit, compliance, tax and appraisal services.

For the three months ended June 30, 2006 and 2005, DBI recorded combined federal and state income tax benefit of $54,784 and income tax provision of $232,958. These provisions reflect effective income tax rates of negative 16% in 2006 and 28% in 2005. DSB's combined statutory tax rate is 39%. The lower effective income tax rates are primarily attributable to certain federally tax exempt interest earned on state and local government investment securities. For the three months ended June 30, 2006, federally tax-exempt interest income was greater than income before income taxes, which resulted in the overall negative effective income tax rate for that period.

Financial Condition

Total assets decreased by $4,611 between December 31, 2005, and June 30, 2006. Total loans, excluding loans held for sale, decreased by $15.2 million during the first six months. Investment securities decreased by $2.2 million. These funds were invested in federal funds sold, which increased by $12.8 million and interest-bearing deposits in other banks increased by $6.8 million.

The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

Residential real estate loans fell by $6.8 million during the six months ended June 30, 2006. Commercial real estate loans and other commercial loans decreased by $4.4 million, and agricultural real estate loans and other agricultural loans decreased by $3.9 million. Management attributes the decline in the loan portfolio to a variety of factors. The housing market has softened considerably during 2006 and this has contributed to a decline in the residential real estate portfolio of DSB. One agricultural borrower substantially reduced its borrowings due to special circumstances. Higher interest rates may be slowing the demand for agricultural and commercial loans. The dairy sector faces declining milk prices and higher input costs for fertilizer and gasoline. The Board of Directors of DSB approved a revised Loan Policy that contains more stringent loan underwriting guidelines. These factors, as well as continued strong local competition for loans by area financial institutions, all contributed to the decline in loan volume.

The allowance for credit losses decreased by $172,404 during the six months ended June 30, 2006. The allowance equals 2.00% of total loans at June 30, 2006, compared to 1.96% at December 31, 2005. Nonaccrual loans totaled $11,003,590 at June 30, 2006, an increase of $3,415,788 compared to December 31, 2005. DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 4.37% at quarter end, compared to 3.33% at year-end. As of June 30, 2006, management has identified $10.5 million of potential problem loans compared to $11.1 million at year-end. DBI has no accruing loans that are past due 90 days or more.

The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate (property acquired through foreclosure or in satisfaction of loans):

    Includes restructured loans of $2,005,101 and $1,414,391 as of June 30, 2006 and December 31, 2005, respectively.

The increase in nonaccrual loans during the first six months is primarily attributable to a $2.1 million increase in nonperforming construction loans as a result of the deterioration of three residential home developers. Residential homes in various stages of construction secure these loans. The increase in restructured loans is attributable to a commercial borrower that has closed his business and is selling the commercial property. The repayment terms were modified and the amortization term was lengthened for this borrower.

Demand deposits decreased $6,178,532 or 16% during the first six months of 2006. The decrease is attributable to a seasonal fluctuation. Interest bearing deposits increased by $6,001,933 between December 31, 2005 and June 30, 2006.

Stockholders' equity decreased by $330,922 to $50,221,730 as of June 30, 2006. As of June 30, 2006, DBI's leverage ratio was 12.0%, the risk-based core capital ratio was 15.4% and the risk-based total capital ratio was 16.7%. DBI and DSB continue to maintain capital levels well above the regulatory minimum levels.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet DBI's needs for cash. Cash and cash equivalents increased by $5,420,995 during the first six months of 2006. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. The available-for-sale investment portfolio amounting to $10.0 million as of June 30, 2006, is readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds DBI also has off-balance sheet sources available to meet liquidity needs. DBI has unused lines of credit of $36.1 million as of June 30, 2006. Management believes DBI's liquidity position as of June 30, 2006, is adequate under current economic conditions.

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

Item 4. Controls and Procedures

DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures prior to the filing date of this report. Based on that evaluation, management believes that DBI's disclosure controls and procedures as of the end of the June 30, 2006, quarter are effective in ensuring that information required to be disclosed by DBI in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in DBI's internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended June 30, 2006, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are DBI's monthly common stock purchases during the second quarter of 2006:

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

DENMARK BANCSHARES, INC. /s/ Darrell R. Lemmens
Date: August 2, 2006	Darrell R. Lemmens,
Principal Executive Officer,
Chairman of the Board, and
President /s/ Dennis J. Heim
Date: August 2, 2006	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer