Form 10-Q/A
period 2006-06-30
DENMARK BANCSHARES INC
filed 2006-08-04
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A Amendment No. 1

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

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report On Form 10-Q/A

For The Quarter Ended June 30, 2006 Explanatory Note Denmark Bancshares, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006. This Amendment is being filed to reflect the disclosure of the sale of common shares exempt from registration by Section 4(6) of the Securities Act of 1933, as amended, in Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. No other information included in the Form 10-Q is being amended by this Amendment.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2006, DBI sold $131,700 (150 shares each at $878.00) of no par common stock that was previously reacquired. The shares were sold directly to Associated Trust Company for the benefit of the Denmark State Bank Profit Sharing & Retirement Saving Plan. The sale of these securities was exempt from registration by Section 4(6) of the Securities Act of 1933, as amended. Following are DBI's monthly common stock purchases during the second quarter of 2006:

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