Form 10-Q
period 2006-09-30
DENMARK BANCSHARES INC
filed 2006-10-27
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 24, 2006, there were 119,053 shares of the registrant's Common Stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report on Form 10-Q

For The Quarter Ended September 30, 2006

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

**Reclassifications** - Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year.

## NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale were as follows:

| | September 30, 2006 | | | |
|---|---|---|---|---|
| | Amortized Cost | Gross Unrealized Gains | Gross Unrealized (Losses) | Estimated Fair Value |
| U.S. Government agencies | $2,578,278 | $922 | ($6,666) | $2,572,534 |
| Mortgage-backed securities | 2,859,525 | 402 | (67,858) | 2,792,069 |
| State and local governments | 2,412,977 | 119 | (11,477) | 2,401,619 |
| | $7,850,780 | $1,443 | ($86,001) | $7,766,222 |

| | December 31, 2005 | | | |
|---|---|---|---|---|
| | Amortized Cost | Gross Unrealized Gains | Gross Unrealized (Losses) | Estimated Fair Value |
| U.S. Government agencies | $1,700,000 | $0 | ($3,850) | $1,696,150 |
| Mortgage-backed securities | 4,880,182 | 3,993 | (111,969) | 4,772,206 |
| State and local governments | 4,572,398 | 296 | (24,386) | 4,548,308 |
| | $11,152,580 | $4,289 | ($140,205) | $11,016,664 |

The amortized cost and estimated fair value of securities held-to-maturity were as follows:

| | September 30, 2006 | | | |
|---|---|---|---|---|
| | Amortized Cost | Gross Unrealized Gains | Gross Unrealized (Losses) | Estimated Fair Value |
| State and local governments | $38,013,946 | $1,838,617 | $0 | $39,852,563 |

| | December 31, 2005 | | | |
|---|---|---|---|---|
| | Amortized Cost | Gross Unrealized Gains | Gross Unrealized (Losses) | Estimated Fair Value |
| State and local governments | $38,553,270 | $1,856,408 | ($689) | $40,408,989 |

7

*Denmark Bancshares, Inc. and Subsidiaries*
*Notes to Consolidated Financial Statements*
(Unaudited)

The amortized cost and estimated fair values of securities at September 30, 2006, by maturity were as follows:

| | Securities Available-for-Sale | | Securities Held-to-Maturity | |
|---|---|---|---|---|
| Amounts Maturing | Amortized Cost | Estimated Fair Value | Amortized Cost | Estimated Fair Value |
| Within one year | $4,837,256 | $4,774,880 | $2,114,149 | $2,136,937 |
| From one through five years | 2,389,498 | 2,381,204 | 7,789,825 | 8,222,478 |
| From five through ten years | 179,619 | 179,675 | 9,622,378 | 10,040,673 |
| After ten years | 444,407 | 430,463 | 18,487,594 | 19,452,475 |
| | $7,850,780 | $7,766,222 | $38,013,946 | $39,852,563 |

At September 30, 2006, 15 debt securities have unrealized losses with aggregate depreciation of 1% from DSB's amort basis. These unrealized losses relate principally to the increase in interest rates and are not due to changes in the fina condition of the issuer. In analyzing an issuer's financial condition, management considers whether the securities are by a government body or agency, whether a rating agency has downgraded the securities, and industry analysts' rep management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than

## NOTE 3 - LOANS

Major categories of loans included in the loan portfolio are as follows:

| | September 30, 2006 | December 31, 2005 |
|---|---|---|
| Real Estate: | | |
| Residential | $100,521,396 | $110,666,301 |
| Commercial | 61,653,634 | 63,211,379 |
| Agricultural | 34,090,950 | 34,979,648 |
| Construction | 28,011,037 | 29,158,731 |
| | $224,277,017 | $238,016,059 |
| Commercial | $34,991,626 | $39,766,055 |
| Agricultural | 35,176,686 | 36,260,702 |
| Consumer and other | 10,530,628 | 11,028,556 |
| TOTAL | $304,975,957 | $325,071,372 |

Changes in the allowance for loan losses were as follows:

| | For the Nine Months Ended September 30, | | For the Year Ended December 31, |
|---|---|---|---|
| | 2006 | 2005 | 2005 |
| Balance, beginning of period | $6,400,480 | $5,820,150 | $5,820,150 |
| Provision charged to operations | 1,021,500 | 509,000 | 786,000 |
| Recoveries | 40,918 | 62,762 | 130,605 |
| Charge-offs | (1,300,258) | (186,741) | (336,275) |
| Balance, end of period | $6,162,640 | $6,205,171 | $6,400,480 |

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

DSB's and DACC's boards of directors have approved policies to provide management with a systematic methodology to determine an adequate allowance for loan and lease losses. This methodology includes a systematic loan grading system that requires quarterly reviews, identification of loans to be evaluated on an individual basis for impairment, results of independent reviews of asset quality and the adequacy of the allowance by regulatory agencies, as an integral part of their examination process, consideration of current trends and volume of total nonperforming, past-due, nonaccrual and potential problem loans, and consideration of national and local economic trends and industry conditions.

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

Loans classified "special mention" are one step above substandard; these loans contain some weakness which if not corrected or improved upon could lead to further deterioration and a lower rating. Risk factor percentages are applied to the identified segments of each of the nonclassified and classified portions of the portfolios to calculate an allowance in conjunction with FAS 5. These risk factor percentages are based on historical loan loss experience adjusted for current economic conditions and trends and internal loan quality trends. In determining the appropriateness of the allowance for loan and lease losses at September 30, 2006, DBI utilized the same risk factor percentages for loans that it used at December 31, 2005.

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

Management evaluates the appropriateness of the ALLL on a quarterly basis and submits to the board of directors of DSB each quarter a recommendation of the amount of a monthly provision for loan losses. If the mix and amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the ALLL and the provision for loan losses on the income statement could be materially affected. Management believes that the ALLL is appropriate as of September 30, 2006.

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

Results of Operations

Net income for the quarter ended September 30, 2006, was $350,267, a decrease of $253,857 or 42%, compared to $604,124, for the corresponding period in 2005. This decrease was the result of a decrease in net interest income and a higher provision for loan losses, which more than offset a decrease in the provision for income tax expense, lower noninterest expenses and higher noninterest income.

Net interest income for the quarter ended September 30, 2006, was $3,073,220, a decrease of $286,072 compared to the corresponding period in the prior year.

This decrease in net interest income was primarily attributable to a decrease in net interest spread. The average net interest rate spread decreased from 3.11% during the third quarter of 2005 to 2.67% during the quarter ended September 30, 2006. DBI's yield on earning assets was 6.11% during the third quarter of 2005 compared to 6.65% during the quarter ended September 30, 2006. The average cost of funds was 3.98% during the most recent quarter, an increase of 98 basis points compared to the quarter ended September 30, 2005. The Federal Open Market Committee raised short-term rates seventeen times (425 basis points) between June 30, 2004, and June 30, 2006. Long-term rates have not risen in a like amount during this period resulting in a flattening yield curve, which has put pressure on DSB's net interest spread. The average balance of interest-earning assets decreased by $1.1 million while the volume of interest-bearing liabilities increased by $1.1 million during the third quarter of 2006 compared to the third quarter of 2005.

The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

In the third quarter of 2006 DBI's provision for credit losses was $485,500 compared to $259,000 for the third quarter of 2005. Net charge-offs were $550,936 in the third quarter of 2006 compared to net charge-offs of $116,946 during the corresponding period in the prior year. During the most recent quarter DSB recorded charge-offs totaling $358,876 on loans secured by residential real estate and $122,103 on commercial loans secured by business assets. The charge-offs were recorded on twelve different borrowers with the largest single charge-off totaling $200,009 attributable to a residential real estate developer.

Noninterest income for the three months ended September 30, 2006, was $429,895, an increase of $8,133 compared to the corresponding period in 2005. Commissions from the sales of mutual funds, annuities and common stocks increased by $22,908 during the quarter ended September 30, 2006, compared to the corresponding period in 2005. Gains from the sales of residential real estate loans decreased by $19,630 during the third quarter of 2006 compared to the quarter ended September 30, 2005. DSB sold $1.8 million of mortgage loans in the third quarter of 2006 compared to $3.5 million during the third quarter of 2005.

Noninterest expense decreased by $48,170 or 2% during the three months ended September 30, 2006, compared to corresponding period in 2005. Salaries and benefits expense decreased $69,139 or 4% less than the corresponding period in 2005. This decrease is primarily the result of lower group health insurance expenses, which decreased by $99,009 or 30%. This decrease more than offset an increase in salaries and wages of $18,794 or 2%.

Occupancy expenses increased by $41,160 or 12% during the three months ended September 30, 2006, compared to the third quarter of 2005. The increase is primarily attributable to higher depreciation expenses, which increased by $32,000. The increase in depreciation expenses primarily relates to the Maribel office building.

Data processing expenses increased by $94,824 during the most recent quarter compared to the third quarter of 2005. DSB agreed to a new contract for its core data processing systems. The contract requires a conversion to the Fiserv ITI system and DSB will incur approximately $150,000 to $200,000 of one-time costs during 2006 and 2007. DSB began accruing $20,000 per month in June 2006. The conversion is scheduled to occur in January 2007. DSB also incurred $10,000 of data processing expenses for asset liability modeling and consulting services under a contract signed in September 2005, which requires quarterly payments of $10,000.

Directors' fees decreased by $15,915 during the quarter ended September 30, 2006, compared to the corresponding period in 2005. The decrease is primarily the result of a change in the directors' compensation policy that eliminates certain fees to inside directors for board and committee meetings.

Losses on the sales of other real estate properties acquired through foreclosure decreased by $62,630 during the most recent quarter compared to the third quarter of 2005.

Professional fees increased by $60,428 or 110% during the three months ended September 30, 2006, compared to the third quarter of 2005. Professional fees include expenditures for technology consulting, legal, audit, compliance, tax and appraisal services. The increase is primarily attributable to legal expenses related to the departure of DBI's former CEO. DBI also incurred legal expenses during the quarter for advice concerning DBI's Stock Repurchase Policy and for a review of the Fiserv data processing contract.

For the three months ended September 30, 2006 and 2005, DBI recorded combined federal and state income tax benefit of $99,043 and income tax provision of $103,369. These provisions reflect effective income tax rates of negative 39% in 2006 and 15% in 2005. DSB's combined statutory tax rate is 39%. The lower effective income tax rates are primarily attributable to certain federally tax exempt interest earned on state and local government investment securities. For the three months ended September 30, 2006, federally tax-exempt interest income was greater than income before income taxes, which resulted in the overall negative effective income tax rate for that period.

DSB closed the Wrightstown East Office located at 450 High Street on September 30, 2006. The property lease expires in January of 2007. The primary savings resulting from the closure of the office will be decreased occupancy expenses and decreased data processing expenses which include communication costs. The staff from the branch has been reassigned to other locations.

Financial Condition

Total assets decreased by $12,258,580 between December 31, 2005, and September 30, 2006. Total loans, excluding loans held for sale, decreased by $20.1 million during the first nine months. Investment securities decreased by $3.8 million. These funds were invested in federal funds sold, which increased by $9.0 million and interest-bearing deposits in other banks, which increased by $4.6 million.

The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

Residential real estate loans fell by $10.1 million during the nine months ended September 30, 2006. Commercial real estate loans and other commercial loans decreased by $6.3 million, and agricultural real estate loans and other agricultural loans decreased by $2.0 million. Management attributes the decline in the loan portfolio to a variety of factors. The housing market has softened considerably during 2006 and this has contributed to a decline in the residential real estate portfolio of DSB. During 2006, DSB transferred $2.9 million of residential real estate loans to acquired properties. The balance of Other Real Estate as of September 30, 2006, is $3,492,612 compared to $342,845 as of December 31, 2005. Higher interest rates may be slowing the demand for agricultural and commercial loans. The Board of Directors of DSB approved a revised Loan Policy that contains more stringent loan underwriting guidelines. These factors, as well as continued strong local competition for loans by area financial institutions, all contributed to the decline in loan volume.

The allowance for credit losses decreased by $237,840 during the nine months ended September 30, 2006. The allowance equals 2.01% of total loans at September 30, 2006, compared to 1.96% at December 31, 2005. Nonaccrual loans totaled $10,388,879 at September 30, 2006, an increase of $2,801,077 compared to December 31, 2005. DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 4.43% at quarter end, compared to 3.33% at year-end. As of September 30, 2006, management has identified $9.4 million of potential problem loans compared to $11.1 million at year-end. DBI has no accruing loans that are past due 90 days or more.

The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate (property acquired through foreclosure or in satisfaction of loans):

    Includes restructured loans of $1,975,092 and $1,414,391 as of September 30, 2006 and December 31, 2005, respectively.

The increase in nonaccrual loans during the first nine months is primarily attributable to a $1.8 million increase in nonperforming construction loans as a result of the deterioration of three residential home developers. Residential homes in various stages of construction secure these loans. The increase in restructured loans is attributable to a commercial borrower that has closed his business and is selling the commercial property. The repayment terms were modified and the amortization term was lengthened for this borrower.

Demand deposits decreased $4,656,034 or 12% during the first nine months of 2006. The decrease is attributable to a seasonal fluctuation. Interest bearing deposits decreased by $575,951 between December 31, 2005 and September 30, 2006. Interest bearing deposits consisted of the following:

	9/30/2006	12/31/2005
NOW accounts	$24,596,770	$16,982,984
Savings accounts	18,437,348	19,792,315
Money market accounts	75,048,463	67,059,538
Time deposit accounts	141,201,638	154,873,431
TOTAL	$259,284,219	$258,708,268

The increase in NOW accounts is the result of a large short-term fluctuation by a depositor. The decrease in time deposits is the result of a runoff of CDs during July 2006. DSB had $29 million of CDs maturing from a previous offering of a CD special rate promotion. Management chose to price the renewals at a lower rate compared to what local financial institutions were offering. Approximately $9 million of the CDs did not renew. Management considered the decline in net interest spread and the decrease in the loan portfolio when pricing the CD renewals.

Stockholders' equity decreased by $348,311 to $50,204,341 as of September 30, 2006. As of September 30, 2006, DBI's leverage ratio was 12.4%, the risk-based core capital ratio was 15.5% and the risk-based total capital ratio was 16.8%. DBI and DSB continue to maintain capital levels well above the regulatory minimum levels.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet DBI's needs for cash. Cash and cash equivalents increased by $1,488,806 during the first nine months of 2006. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. The available-for-sale investment portfolio amounting to $7.8 million as of September 30, 2006, is readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds DBI also has off-balance sheet sources available to meet liquidity needs. DBI has unused lines of credit of $42.1 million as of September 30, 2006. Management believes DBI's liquidity position as of September 30, 2006, is adequate under current economic conditions.

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

Item 4. Controls and Procedures

DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures prior to the filing date of this report. Based on that evaluation, management believes that DBI's disclosure controls and procedures as of the end of the September 30, 2006, quarter are effective in ensuring that information required to be disclosed by DBI in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in DBI's internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended September 30, 2006, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are DBI's monthly common stock purchases during the third quarter of 2006:

  DBI announced a Stock Repurchase Policy on March 30, 1995, as an accommodation to shareholders. On September 11, 2006, DBI suspended the Stock Redemption Policy.
  DBI limited purchases under the Policy in any six-month period to less than six percent of the common shares outstanding. The Policy had no fixed expiration date, although DBI could terminate the Policy at any time. DBI was not soliciting or encouraging shareholders to sell shares under the Policy.

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

DENMARK BANCSHARES, INC. /s/ John P. Olsen
Date: October 24, 2006	John P. Olsen,
Principal Executive Officer and
President
/s/ Dennis J. Heim
Date: October 24, 2006	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer