Form 10-K
period 2006-12-31
DENMARK BANCSHARES INC
filed 2007-03-15
CIK 885531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): __ Large Accelerated Filer X Accelerated Filer ___ Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006, was $91,900,786 (104,358 shares at $880.63 per share, which is equal to the weighted average purchase price of shares sold during the registrant's second fiscal quarter, according to information available to the registrant).

As of March 1, 2007, there were 119,053 shares of the registrant's Common Stock (no par value) issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Documents*	Part of Form 10-K into Which Portions of Documents are Incorporated
Annual Report to Shareholders for the fiscal year ended December 31, 2006	Parts I, II and IV
Proxy Statement for Annual Meeting of Shareholders on April 24, 2007	Parts II and III
*Only the portions of documents specifically listed herein are to be deemed incorporated by reference.

DENMARK BANCSHARES, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History and General Business of Denmark Bancshares, Inc.

Denmark Bancshares, Inc. ("DBI") was formed in 1983 as a Wisconsin bank holding company for the purpose of acquiring and holding the Common Stock of the Denmark State Bank ("DSB"). The holding company was formed to allow DSB to expand its line of financial products, enabling it to compete with other financial institutions. DBI acquired DSB in 1983 through an exchange offer for shares of DSB. DBI's subsidiaries are DSB, Denmark Agricultural Credit Corporation ("DACC"), which offers certain types of farm credit, and the McDonald-Zeamer Insurance Agency, Inc. ("McDonald"), which sells a full line of insurance products. McDonald sold its insurance book of business subsequent to year-end and agreed to a non-compete agreement that prevents McDonald from selling insurance for a period of three years. Unless the context otherwise requires, when used herein the term "DBI" refers to Denmark Bancshares, Inc. and all of its subsidiaries.

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

DSB

DSB offers a full line of retail banking services, including checking, time deposits of various types, loans for business, real estate and personal use, and other miscellaneous banking services. DSB employs an experienced investment representative that provides financial planning and sells annuities, mutual funds and other investment securities. DSB has six offices, serving primarily Brown, Kewaunee, Manitowoc and Outagamie Counties. DSB also has seven automated teller machines at various locations throughout its market area. DSB also offers home banking 24 hours a day via telephone or personal computer. These services allow customers to transfer funds between accounts and inquire about their balances or recent transaction activity as well as providing information about current interest rates.

No significant portion of the loan portfolio of DSB is concentrated in one individual or group of individuals, and management believes that the portfolio's industry weighting is prudent. Seasonal factors do not materially affect the size or quality of the loan portfolio of DSB. Set forth below is a schedule of the concentration of DBI's loans, including loans of DSB and DACC, at December 31, 2006:

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

Loans secured by commercial or agricultural real estate, which totaled just over $100 million and represented 33% of total loans outstanding at year-end, can be amortized up to 25 years and generally require a minimum down payment of 20% in cash or other collateral. Loans secured by commercial and agricultural real estate generally entail more risk than loans secured by residential real estate. These loans typically involve larger balances to single borrowers. Repayment of the loan is usually dependent on the success of the business occupying the property. The value of the real estate may be impacted by environmental issues or by supply and demand conditions in the market for commercial and retail space. DSB tries to mitigate this by requiring appraisals for all loans in excess of $250,000 and by requiring a higher intial down payment. DSB also requires that the borrower submit an annual financial statement.

Loans secured by construction real estate consist primarily of loans related to one-to-four family residential development. Construction loans generally have terms up to one year and do not require amortization of the loan balance during the term. Construction loans present a higher degree of risk than permanent real estate loans. A borrower's ability to complete construction may be affected by a variety of factors such as cost overruns and construction delays caused by adverse weather conditions, contractor delays or other problems. DSB generally requires a minimum down payment of 15% in cash or other collateral.

Commercial and agricultural loans consist of secured loans to fund seasonal fluctuations, purchase equipment, livestock, vehicles, and other fixed assets. These loans may be structured as term loans or as revolving lines of credit. The term loans generally have a repayment schedule of up to five years. The revolving lines of credit are generally secured by accounts receivable, inventory or other business assets. Revolving lines of credit are generally reviewed on an annual basis and usually require substantial repayment of principal during the course of the year. In addition to securing these loans with business and farm assets, DSB often obtains personal guarantees from principals of the borrower. DSB normally requires a minimum down payment of at least 25% in cash or other collateral for these loans.

Consumer and other loans consists of a wide variety of loans both secured and unsecured to individuals for an array of personal needs. These loans include installment, single payment notes, overdraft protection lines of credit and credit card loans.

Denmark Agricultural Credit Corporation

DACC commenced business in 1986 to provide a source of funds for farm loans and to provide a source of liquidity for DSB. As of the close of the fiscal year, DACC had lines of working capital credit in the aggregate amount of $35,000,000, including $30,000,000 from the AgriBank, FCB and $5,000,000 from a private lending institution. DACC originates loans and purchases loans exclusively from DSB. As of December 31, 2006, DACC held agricultural loans totaling $34,969,581. In 2006 the net income of DACC was equal to 29.7% of the consolidated net income of DBI.

Insurance Subsidiary

Prior to the sale of its insurance book of business on January 5, 2007, McDonald sold life, health, casualty, auto and all other general types of insurance, and performed certified residential appraisals for DSB. The operations of McDonald had not represented a material portion of the consolidated operating results of DBI.

Areas Serviced by DBI; Competition

DBI serves Brown, Kewaunee, Manitowoc and Outagamie Counties, including the villages of Denmark, Bellevue, Maribel, Reedsville, Whitelaw and Wrightstown. The local economy of the area served is based on agriculture and light industry but the extended service area has a generally diversified economy. The local economic conditions prevailing at year-end varied by county but were comparable to conditions one year earlier based on employment statistics. As of December 2006, the unemployment rate in Brown County was 4.2% compared to 4.1%, 5.3% and 4.3% for Kewaunee, Manitowoc and Outagamie Counties, respectively. The area did experience a softening in the residential housing market. In Brown County, home sales were down 2.8% from 2,891 units in 2005 to 2,734 units in 2006. The median price of a home in Brown County fell 0.5% from $151,400 to $150,700.

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

The agricultural economy and especially dairy farmers experienced a down year with milk prices averaging about $2 per hundredweight less than the prior year. According to a report by the Wisconsin Department of Agricultural and Applied Economics at the University of Wisconsin-Madison and the Cooperative Extension of the University of Wisconsin, during 2006 milk prices averaged just under $12 per hundredweight compared to averages of $14, $15 and $11 for the years 2005, 2004 and 2003, respectively.

During the last five years the number of Wisconsin dairy farms has significantly declined from more than 21,800 in 1999 to less than 14,400 currently in operation. Larger dairy units have replaced many of the smaller family farms. As a result DBI has a smaller pool of agricultural borrowers to lend to while competing with a similar number of agricultural lenders.

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

Employees of DBI

At December 31, 2006, DSB had 98 full-time equivalent employees; McDonald had four full-time employees. DBI considers its relationship with its employees to be excellent.

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

The Gramm-Leach-Bliley Act of 1999 repealed prior federal law prohibiting affiliations of banks with other types of financial services firms. The act allows bank holding companies to engage in a full range of financial activities through an entity known as a financial holding company, or a national bank to engage in financial activities through a financial subsidiary. The act allows banks to affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company.

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

DBI's Concentration in Agricultural-Related Loans May Adversely Impact DBI's Results if the Economy Worsens

DBI has a concentration of agricultural-related loans amounting to approximately 24% of total loans as of December 31, 2006. The factors that influence the agricultural economy are complex and difficult to predict. These factors include, among other things, (i) the weather's effect on feed quality and quantity; (ii) the effect of governmental support programs on feed grain and dairy prices; (iii) import and export markets; (iv) energy costs as they relate to fuel and fertilizer costs; (v) interest rates; (vi) supply and demand for feed grain and dairy; and (vii) market fluctuations created by consumer reaction to animal health issues. If agricultural conditions become unfavorable in Wisconsin, the businesses of DBI's agricultural clients and their ability to repay outstanding loans may be negatively affected. As a consequence, DBI's results of operations and financial condition may be adversely affected.

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

ITEM 2. DESCRIPTION OF PROPERTY

The following table sets forth certain information relating to DBI's corporate offices and other facilities, all of which are owned by DBI:

Location	Approximate Square Feet	Principal Uses
Denmark	22,000	Principal corporate and banking offices
Bellevue	10,000	Branch bank
Maribel	5,300	Branch bank
Reedsville	3,700	Branch bank
Whitelaw	3,400	Branch bank
Wrightstown - West	6,750	Branch bank
Denmark	5,000	Investments, insurance and travel

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information contained under the caption "Market Information" in the Quarterly Financial Information section and the information in the "Stock Performance" section of the Annual Report is incorporated herein by reference. Information concerning restrictions that limit DBI's ability to pay dividends is contained under the caption "Stockholders' Equity" in the Management's Discussion and Analysis section of the Annual Report and is also incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

DBI had no common stock purchases during the fourth quarter of 2006. DBI announced a Stock Repurchase Policy on March 30, 1995, as an accommodation to shareholders. DBI limited purchases under the Policy in any six-month period to less than six percent of the common shares outstanding. The Policy had no fixed expiration date, although DBI could terminate the Policy at any time. On September 11, 2006, the Policy was suspended. DBI was not soliciting or encouraging shareholders to sell shares under the Policy.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, including the notes thereto and the Report of Independent Registered Public Accounting Firm, required by this item are contained in the sections captioned "Consolidated Financial Statements" and "Notes to the Consolidated Financial Statements" in the 2006 Annual Report and are incorporated herein by reference. The supplementary data required by this item is contained in the section captioned "Selected Financial Information" under the heading "Quarterly Financial Information".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information in DBI's proxy statement, prepared for the 2007 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Ratification of Selection of Independent Public Accountants," is incorporated herein by reference.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures prior to the filing date of this report. Based on that evaluation, management believes that DBI's disclosure controls and procedures as of the end of the 2006 fiscal year are effective in ensuring that information required to be disclosed by DBI in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in DBI's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Internal Control Over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting is on page 6 of the 2006 Annual Report and is incorporated herein by reference.

The Attestation Report of the Registered Independent Public Accounting Firm on management's assessment of the effectiveness of DBI's internal control over financial reporting is on page 8 of the 2006 Annual Report and is incorporated herein by reference.

Item 9B. other information

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the captions "Proposal I - Election of Directors", "Section 16 (a) Beneficial Ownership Reporting Compliance", "Code of Ethics", "Corporate Governance", and "Audit Committee Report" in DBI's proxy statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference. Certain information with respect to DBI's other executive officers is set forth below:

NAME	AGE	POSITION
Jill S. Feiler	37

Ms. Feiler has served as Vice President of DSB since November 2006. Prior thereto she was a Vice President and Branch Manager of M&I Bank. Ms. Feiler is responsible for DBI's retail banking operations.

Dennis J. Heim	47

Mr. Heim has served as Vice President of DBI since 1995 and Treasurer since 1993. Mr. Heim has also served as Senior Vice President and Chief Financial Officer of DSB since January 1999. Mr. Heim has held other positions with DSB since 1983. Dennis J. Heim is the brother of Michael L. Heim, a director of DBI.

Evonne J. Kreft	46	Ms. Kreft has served as a Vice President of DSB since 2004. Prior to 2004, she was an Assistant Vice President of DSB since 2001. Ms. Kreft has held other positions with DSB since 1982.
Lonnie A. Loritz	47	Ms. Loritz has served as a Vice President of DSB since 2004. Prior to 2004, she was an Assistant Vice President of DSB since 2001. Ms. Loritz has held other positions with DSB since 1994.
John P. Olsen	56

Mr. Olsen has served as President of DBI and DSB since September 2006. Mr. Olsen served as President of DACC since 1986, as Treasurer since 1996 and as a director of DACC since 1985. Mr. Olsen had served as a Senior Vice President and Chief Credit Officer of DSB since January 1999. Mr. Olsen has held other positions with DSB since 1985.

David H. Radue	57

Mr. Radue has served as a director, Vice President and Branch Manager of DSB since 1986. Mr. Radue was a director of the Maribel Bank from 1984 until its consolidation with DSB in 1986. Mr. Radue has also been a director of DACC since 1986.

Jeffrey J. Van Rens	54	Mr. Van Rens has served as a Vice President of DSB since 2002. Mr. Van Rens has held other positions with DSB since 1996. Mr. Van Rens has also been a director of DACC since 2002.
Glenn J. Whipp	55	Mr. Whipp has served as a director of DSB since 1983. Mr. Whipp has also been a Vice President and Branch Manager of DSB since 1984. Mr. Whipp is responsible for DBI's business banking operations.

ITEM 11. EXECUTIVE COMPENSATION

The information in DBI's proxy statement, prepared for the 2007 Annual Meeting of Shareholders, which contains information concerning this item, under the captions "Director Compensation", "Executive Compensation", "Compensation Discussion and Analysis", "Compensation Committee Report", and "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in DBI's proxy statement, prepared for the 2007 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Voting Securities and Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in DBI's proxy statement, prepared for the 2007 Annual Meeting of Shareholders, which contains information concerning this item, under the captions "Transactions With Related Persons," and "Corporate Governance" is incorporated herein by reference.

Item 14. PRINCIPAL accountant fees and services

The information in DBI's proxy statement, prepared for the 2007 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Ratification of Selection of Independent Registered Public Accountants," is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. and 2. Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are contained in the Annual Report to Shareholders and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2006 and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Selected Financial Information

  3. The "Index to Exhibits" is shown below.

INDEX TO EXHIBITS

DENMARK BANCSHARES, INC.

FORM 10-K

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation [Incorporated by reference to Exhibit 3.1 to DBI's report on Form 10-Q for the quarter ended June 30, 2002]

3.2	Restated Bylaws [Incorporated by reference to Exhibit 3.2 to DBI's report on Form 10-Q for the quarter ended June 30, 2002]

11.1	Statement Re Computation of Per Share Earnings

13.1	Annual Report to Shareholders for the Fiscal Year Ended December 31, 2006

21.1	List of Subsidiaries

23.1	Consent of Wipfli LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENMARK BANCSHARES, INC.

By: /s/ John P. Olsen John P. Olsen,

President

Date: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ John P. Olsen	By:	/s/ Dennis J. Heim
	John P. Olsen, Principal Executive Officer, President		Dennis J. Heim, Vice President, Treasurer, Principal Financial and Accounting Officer
By:	/s/ Terese M. Deprey	By:	/s/ Mark E. Looker
	Terese M. Deprey, Secretary and Director		Mark E. Looker, Vice President and Director
By:	/s/ Allen M. Peters	By:	/s/ Thomas F. Wall
	Allen M. Peters Director		Thomas F. Wall, Director
By:	/s/ Thomas N. Hartman	By:	/s/ Michael L. Heim
	Thomas N. Hartman, Director		Michael L. Heim Director

Date: February 27, 2007