Form 10-Q
period 2007-03-31
DENMARK BANCSHARES INC
filed 2007-05-02
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 27, 2007, there were 119,053 shares of the registrant's Common Stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report on Form 10-Q

For The Quarter Ended March 31, 2007

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	March 31, 2007 (Unaudited)	December 31, 2006
Assets		
Cash and due from banks	$6,391,600	$9,258,418
Federal funds sold	8,331,000	11,744,000
Investment Securities		
Available-for-sale, at fair value	15,582,873	13,611,476
Held-to-maturity, at cost	36,584,313	37,473,611
Total Investment Securities	$52,167,186	$51,085,087
Loans	304,703,848	306,031,309
Allowance for credit losses	(5,801,424)	(5,731,674)
Net Loans	$298,902,424	$300,299,635
Loans held for sale	1,075,645	903,793
Premises and equipment, net	9,079,821	9,283,780
Other investments, at cost	4,411,966	4,944,649
Accrued interest receivable	2,306,876	2,218,003
Other assets	12,229,228	13,105,832
TOTAL ASSETS	$394,895,746	$402,843,197
Liabilities		
Deposits		
Noninterest-bearing	$35,009,937	$41,338,954
Interest-bearing	253,121,766	252,322,716
Total Deposits	$288,131,703	$293,661,670
Short-term borrowings	25,876,108	28,579,445
Accrued interest payable	1,376,263	1,426,938
Other liabilities	910,713	1,330,699
Long-term debt	27,750,000	27,802,069
Total Liabilities	$344,044,787	$352,800,821
Stockholders' Equity		
Common stock, no par value, authorized 640,000 shares; outstanding 119,053	$18,173,975	$18,173,975
Treasury stock, 2,477 shares at cost	(2,067,385)	(2,067,385)
Paid in capital	469,986	469,986
Retained earnings	34,270,133	33,500,531
Accumulated other comprehensive income (loss)	4,250	(34,731)
Total Stockholders' Equity	$50,850,959	$50,042,376
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$394,895,746	$402,843,197

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

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	March 31, 2007			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U.S. Government agencies	$12,189,119	$31,847	($13,959)	$12,207,007
Mortgage-backed securities	440,079	0	(8,580)	431,499
State and local governments	1,937,126	0	(2,759)	1,934,367
Corporate debt securities	1,010,000	0	0	1,010,000
	$15,576,324	$31,847	($25,298)	$15,582,873

	December 31, 2006			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U.S. Government agencies	$10,364,395	$3,789	($39,884)	$10,328,300
Mortgage-backed securities	469,434	0	(10,155)	459,279
State and local governments	1,821,604	197	(7,904)	1,813,897
Corporate debt securities	1,010,000	0	0	1,010,000
	$13,665,433	$3,986	($57,943)	$13,611,476

The amortized cost and estimated fair value of securities held-to-maturity were as follows:

	March 31, 2007			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$36,584,313	$1,650,127	$0	$38,234,440

	December 31, 2006			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$37,473,611	$1,695,957	$0	$39,169,568

7

Denmark Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and estimated fair values of securities at March 31, 2007, by maturity were as follows:

	Securities Available-for-Sale		Securities Held-to-Maturity	
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Amounts Maturing	Cost	Value	Cost	Value
Within one year	$6,943,658	$6,938,331	$2,455,574	$2,475,808
From one through five years	395,863	395,863	7,445,874	7,829,743
From five through ten years	704,730	705,806	10,579,191	11,034,551
After ten years	7,532,073	7,542,873	16,103,674	16,894,338
	$15,576,324	$15,582,873	$36,584,313	$38,234,440

At March 31, 2007, seven debt securities have unrealized losses with aggregate depreciation of 0.5% from DSB's amortized cost basis. These unrealized losses relate principally to the increase in interest rates and are not due to changes in the financial condition of the issuer. In analyzing an issuer's financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, and industry analysts' reports. Since management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 3 - LOANS

Major categories of loans included in the loan portfolio are as follows:

	March 31, 2007	December 31, 2006
Real Estate:		
Residential	$97,143,587	$98,318,822
Commercial	61,718,615	60,496,518
Agricultural	40,094,332	39,857,656
Construction	28,744,608	27,621,381
	$227,701,142	$226,294,377
Commercial	$34,365,204	$35,826,439
Agricultural	33,308,408	34,782,844
Consumer and other	9,329,094	9,127,649
TOTAL	$304,703,848	$306,031,309

Changes in the allowance for loan losses were as follows:

	For the Three Months Ended March 31,		For the Year Ended December 31,
	2007	2006	2006
Balance, beginning of period	$5,731,674	$6,400,480	$6,400,480
Provision charged to operations	278,000	275,500	1,257,000
Recoveries	16,577	9,871	90,195
Charge-offs	(224,827)	(26,644)	(2,016,001)
Balance, end of period	$5,801,424	$6,659,207	$5,731,674

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses ("ALLL") is an estimate of the losses that may be sustained in the loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued when it is probable that DBI will not collect all principal and interest payments according to the loan's or lease's contractual terms. Guidelines for determining allowances for loan losses are also provided in the SEC Staff Accounting Bulletin No. 102 - "Selected Loan Loss Allowance Methodology and Documentation Issues" and the Federal Financial Institutions Examination Council's interagency guidance, "Interagency Policy Statement on the Allowance for Loan and Lease Losses" (the "FFIEC Policy Statement").

DSB's and DACC's boards of directors have approved policies to provide management with a systematic methodology to determine an appropriate allowance for loan and lease losses. This methodology includes a systematic loan grading system that requires quarterly reviews, identification of loans to be evaluated on an individual basis for impairment, results of independent reviews of asset quality and the adequacy of the allowance by regulatory agencies, as an integral part of their examination process, consideration of current trends and volume of total nonperforming, past-due, nonaccrual and potential problem loans, and consideration of national and local economic trends and industry conditions.

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

Loans classified "special mention" are one step above substandard; these loans contain some weakness which if not corrected or improved upon could lead to further deterioration and a lower rating. Risk factor percentages are applied to the identified segments of each of the nonclassified and classified portions of the portfolios to calculate an allowance in conjunction with FAS 5. These risk factor percentages are based on historical loan loss experience adjusted for current economic conditions and trends and internal loan quality trends. In determining the appropriateness of the allowance for loan and lease losses at March 31, 2007, DBI utilized the same risk factor percentages for loans that it used at December 31, 2006.

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

Management evaluates the appropriateness of the ALLL on a quarterly basis and submits to the board of directors of DSB each quarter a recommendation of the amount of a monthly provision for loan losses. If the mix and amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the ALLL and the provision for loan losses on the income statement could be materially affected. Management believes that the ALLL is appropriate as of March 31, 2007.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 in the first quarter of 2007 by DBI had no material impact on its financial statements.

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

Risk Rating - Risk rating, which is also sometimes referred to as loan grading, is the credit quality grade assigned to each loan. Loans are assigned a risk rating upon origination. Lenders and credit review analysts conduct periodic reviews and evaluations and make adjustments to the assigned grades when appropriate. The range of categories from the best quality to worst is as follows: highest quality, solid quality, some weakness, inherent industry weakness, special mention, substandard, doubtful and loss. Impaired loans are generally assigned a substandard risk grade.

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

Results of Operations

Net income for the quarter ended March 31, 2007, was $769,602, an increase of $177,215 or 30%, compared to $592,387, for the corresponding period in 2006. This increase was primarily the result of the after-tax gain on the sale of the McDonald insurance book of business and fixed assets. McDonald's book of business was sold to Associates Insurance Agency, Ltd. for $500,000 on January 5, 2007. McDonald's net income, consisting primarily of the after-tax gain on the sale of assets, for the first quarter of 2007 was $219,810, an increase of $208,666 compared to the corresponding period in the prior year.

Net interest income for the quarter ended March 31, 2007, was $3,217,620, an increase of $20,967 compared to the corresponding period in the prior year.

The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

This increase in net interest income is primarily attributable to an increase in net interest spread. The average net interest rate spread increased from 2.76% during the first quarter of 2006 to 2.86% during the quarter ended March 31, 2007. DBI's yield on earning assets was 6.28% during the first quarter of 2006 compared to 6.95% during the quarter ended March 31, 2007. The average cost of funds was 4.09% during the most recent quarter, an increase of 57 basis points compared to the quarter ended March 31, 2006. The average balance of interest-earning assets decreased by $19.1 million while the volume of interest-bearing liabilities decreased by $16.9 million during the first quarter of 2007 compared to the first quarter of 2006.

In the first quarter of 2007 DBI's provision for credit losses was $278,000 compared to $275,500 for the first quarter of 2006. Net charge-offs were $208,250 in the first quarter of 2007 compared to net charge-offs of $16,772 during the corresponding period in the prior year. During the most recent quarter DSB recorded a charge-off of $200,000 on a loan secured by residential real estate construction. The property securing this loan was acquired through foreclosure during April 2007.

Noninterest income for the three months ended March 31, 2007, was $757,854, an increase of $336,387 compared to the corresponding period in 2006. The increase is primarily attributable to a $380,881 gain on the sale of McDonald insurance assets. The gain was partially offset by the reduction in insurance commissions which fell by $85,085. Gains from the sales of residential real estate loans decreased by $25,469 during the first quarter of 2007 compared to the quarter ended March 31, 2006. DSB sold $0.3 million of mortgage loans in the first quarter of 2007 compared to $3.1 million during the first quarter of 2006. DSB recorded $31,835 of rent income from acquired properties during the most recent quarter.

Noninterest expense increased by $40,274 or 1% during the three months ended March 31, 2007, compared to corresponding period in 2006. Salaries and benefits expense decreased $277,061 or 16% less than the corresponding period in 2006. This decrease is the result of lower wage expense which declined by $140,494 and lower group health insurance expenses, which decreased by $122,586. The number of full-time equivalent employees dropped from 101 in the first quarter of 2006 to 90 as of March 31, 2007.

Data processing expenses increased by $71,506 during the most recent quarter compared to the first quarter of 2006. DSB converted its core processing systems in January 2007. The increase in data processing expenses is related to one-time conversion expenses.

During the first quarter of 2007, DSB incurred $140,569 of expenses associated with its acquired properties. These expenses consisted primarily of costs for repairs, maintenance, real estate taxes, utilities, insurance and legal. In addition to the carrying costs of acquired properties, DSB recorded $71,198 of losses on the sales or write-down of other real estate properties acquired through foreclosure. This represented an increase of $64,239 compared to the first quarter of 2006. DSB incurred losses totaling $16,198 on the sales of eight residential properties during the quarter and reduced the carrying value of a commercial property by $55,000 to recognize the expected net sale proceeds from an accepted offer.

Professional fees increased by $29,890 or 58% during the three months ended March 31, 2007, compared to the first quarter of 2006. Professional fees include expenditures for human resource consulting, technology consulting, legal, audit, compliance, tax and appraisal services. The increase is primarily attributable to $18,686 of expenditures for human resources consulting for development of a revised employee handbook, drafting of employment contracts, assisting management in the recruiting of a seasoned human resource manager and other matters.

For the three months ended March 31, 2007 and 2006, DBI recorded combined federal and state income tax provisions of $185,412 and $48,047, respectively. These provisions reflect effective income tax rates of 19% in 2007 and 8% in 2006. DSB's combined statutory tax rate is 39%. The lower effective income tax rates are primarily attributable to certain federally tax exempt interest earned on state and local government investment securities.

Financial Condition

Total assets decreased by $7,947,451 between December 31, 2006, and March 31, 2007. Total non-interest bearing deposits decreased by $6.3 million during the first three months. Management attributes this decrease to a seasonal fluctuation. This decrease in deposits was the primary reason for a decline in federal funds sold, which fell by $3.4 million.

The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

The allowance for credit losses increased by $69,750 during the three months ended March 31, 2007. The allowance equals 1.90% of total loans at March 31, 2007, compared to 1.86% at December 31, 2006. Nonaccrual loans totaled $10.0 million at quarter-end, an increase of $2.0 million compared to December 31, 2006. DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 5.1% at quarter end, compared to 4.3% at year-end. As of March 31, 2007, management has identified $11.0 million of potential problem loans compared to $12.7 million at year-end. DBI has no accruing loans that are past due 90 days or more.

The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate (property acquired through foreclosure or in satisfaction of loans):

    Includes restructured loans of $1,698,446 and $1,618,071 as of March 31, 2007 and December 31, 2006, respectively.

The increase in nonaccrual loans during the first three months is attributable to an increase of $1.2 million in nonperforming residential real estate loans. These loans are to several different borrowers and each loan individually is less than $250,000. The increase in nonaccrual loans is also attributable to an increase of $1.1 million in nonperforming commercial real estate loans including one loan totaling $739,000 secured by a restaurant. The restaurant is currently closed and DSB has started foreclosure proceedings.

Interest-bearing deposits increased by $799,050 between December 31, 2006 and March 31, 2007. Interest bearing deposits consisted of the following:

Stockholders' equity increased by $808,583 to $50,850,959 as of March 31, 2007. As of March 31, 2007, DBI's leverage ratio was 12.7%, the risk-based core capital ratio was 15.8% and the risk-based total capital ratio was 17.0%. DBI and DSB continue to maintain capital levels well above the regulatory minimum levels.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet DBI's needs for cash. Cash and cash equivalents increased by $2.9 million during the first three months of 2007. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. The available-for-sale investment portfolio amounting to $15.6 million as of March 31, 2007, is readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds DBI also has off-balance sheet sources available to meet liquidity needs. DBI has unused lines of credit of $41.5 million as of March 31, 2007. Management believes DBI's liquidity position as of March 31, 2007, is adequate under current economic conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

DBI's primary market risk position has not materially changed from that disclosed in DBI's 2006 Form 10-K Annual Report.

Item 4. Controls and Procedures

DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures prior to the filing date of this report. Based on that evaluation, management believes that DBI's disclosure controls and procedures as of the end of the March 31, 2007, quarter are effective in ensuring that information required to be disclosed by DBI in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in DBI's internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended March 31, 2007, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2.a Unregistered sales of equity securities during the quarter - none.

Item 2.b Use of proceeds - not applicable.

Item 2.c Repurchases of common stock during the quarter - none.

Item 2. Other disclosures. Limitations upon the payment of dividends.

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

DENMARK BANCSHARES, INC. /s/ John P. Olsen
Date: April 27, 2007	John P. Olsen,
Principal Executive Officer and
President
/s/ Dennis J. Heim
Date: April 27, 2007	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer