Form 10-Q
period 2007-06-30
DENMARK BANCSHARES INC
filed 2007-08-08
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 7, 2007, there were 119,053 shares of the registrant's Common Stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report on Form 10-Q

For The Quarter Ended June 30, 2007

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	June 30, 2007 (Unaudited)	December 31, 2006
Assets		
Cash and due from banks	$8,333,639	$9,258,418
Federal funds sold	9,718,000	11,744,000
Investment Securities		
Available-for-sale, at fair value	16,689,235	13,611,476
Held-to-maturity, at cost	35,805,802	37,473,611
Total Investment Securities	$52,495,037	$51,085,087
Loans	304,449,974	306,031,309
Allowance for credit losses	(5,800,544)	(5,731,674)
Net Loans	$298,649,430	$300,299,635
Loans held for sale	990,937	903,793
Premises and equipment, net	8,904,284	9,283,780
Other investments, at cost	4,538,404	4,944,649
Accrued interest receivable	2,455,269	2,218,003
Other assets	12,684,374	13,105,832
TOTAL ASSETS	$398,769,374	$402,843,197
Liabilities		
Deposits		
Noninterest-bearing	$33,329,147	$41,338,954
Interest-bearing	257,373,322	252,322,716
Total Deposits	$290,702,469	$293,661,670
Short-term borrowings	26,616,810	28,579,445
Accrued interest payable	1,374,990	1,426,938
Other liabilities	1,745,187	1,330,699
Long-term debt	27,750,000	27,802,069
Total Liabilities	$348,189,456	$352,800,821
Stockholders' Equity		
Common stock, no par value, authorized 640,000 shares; outstanding 119,053 shares	$18,173,975	$18,173,975
Treasury stock, at cost (2,477 shares)	(2,067,385)	(2,067,385)
Paid in capital	469,986	469,986
Retained earnings	34,133,815	33,500,531
Accumulated other comprehensive loss		
Unrealized losses on securities	(130,473)	(34,731)
Total Stockholders' Equity	$50,579,918	$50,042,376
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$398,769,374	$402,843,197

The accompanying notes are an integral part of these financial statements.

3

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income

(Unaudited)	For the Quarter Ended		For the Six Months Ended	
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Interest Income				
Loans including fees	$5,642,703	$5,289,302	$11,217,121	$10,607,607
Investment securities:				
Taxable	220,104	110,968	407,299	225,925
Exempt from federal tax	477,491	496,435	966,929	997,610
Interest on federal funds sold	64,988	117,148	114,708	161,725
Other interest income	52,355	106,532	123,097	191,780
	$6,457,641	$6,120,385	$12,829,154	$12,184,647
Interest Expense				
Deposits	$2,539,055	$2,329,883	$5,012,105	$4,486,820
Short-term borrowings	374,397	358,517	766,645	695,576
Long-term debt	291,801	377,712	580,396	751,325
	$3,205,253	$3,066,112	$6,359,146	$5,933,721
Net interest income	$3,252,388	$3,054,273	$6,470,008	$6,250,926
Provision for Credit Losses	175,000	260,500	453,000	536,000
Net interest income after provision for credit losses	$3,077,388	$2,793,773	$6,017,008	$5,714,926
Other Income				
Service fees and commissions	$187,241	$257,004	$378,992	$526,767
Loan sale gains	13,850	15,831	22,001	49,451
Gain on sale of insurance assets	0	0	380,881	0
Other	151,047	114,236	328,118	232,320
	$352,138	$387,071	$1,109,992	$808,538
Other Expense				
Salaries and employee benefits	$1,478,088	$1,823,736	$2,986,931	$3,609,640
Occupancy expenses	348,992	340,258	697,846	694,095
Data processing expenses	134,543	225,690	395,347	414,988
Printing and supplies	43,228	57,725	101,385	102,593
Professional fees	64,147	53,637	145,173	104,773
Amortization of intangibles	48,098	51,863	97,720	103,726
Loss on sale of other real estate	160,167	25,000	231,365	31,959
Other real estate expenses	86,152	11,855	226,721	24,273
Other operating expenses	198,508	245,329	421,895	451,232
	$2,561,923	$2,835,093	$5,304,383	$5,537,279
Income before income taxes	$867,603	$345,751	$1,822,617	$986,185
Income tax (benefit) expense	146,739	(54,784)	332,151	(6,737)
NET INCOME	$720,864	$400,535	$1,490,466	$992,922
Per Share				
Net income	$6.06	$3.35	$12.52	$8.29
Dividends declared	$7.20	$0.00	$7.20	$7.15
Weighted average shares outstanding	119,053	119,564	119,053	119,710

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

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	June 30, 2007			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U.S. Government agencies	$12,907,528	$183	($163,098)	$12,744,613
Mortgage-backed securities	1,539,381	0	(26,719)	1,512,662
State and local governments	935,260		(13,299)	921,961
Corporate debt securities	1,510,000	0	0	1,510,000
	$16,892,169	$183	($203,116)	$16,689,235

	December 31, 2006			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U.S. Government agencies	$10,364,395	$3,789	($39,884)	$10,328,300
Mortgage-backed securities	469,434	0	(10,155)	459,279
State and local governments	1,821,604	197	(7,904)	1,813,897
Corporate debt securities	1,010,000	0	0	1,010,000
	$13,665,433	$3,986	($57,943)	$13,611,476

The amortized cost and estimated fair value of securities held-to-maturity were as follows:

	June 30, 2007			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$35,805,802	$1,081,589	($300)	$36,887,091

	December 31, 2006			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$37,473,611	$1,695,957	$0	$39,169,568

7

Denmark Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The amortized cost and estimated fair values of securities at June 30, 2007, by maturity were as follows:

	Securities Available-for-Sale		Securities Held-to-Maturity	
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Amounts Maturing	Cost	Value	Cost	Value
Within one year	$4,250,243	$4,248,003	$2,553,083	$2,569,133
From one through five years	4,396,392	4,350,885	8,250,739	8,582,006
From five through ten years	705,261	698,614	10,761,480	11,072,568
After ten years	7,540,273	7,391,733	14,240,500	14,663,384
	$16,892,169	$16,689,235	$35,805,802	$36,887,091

At June 30, 2007, 19 debt securities have unrealized losses with aggregate depreciation of 1% from DSB's amortized cost basis. These unrealized losses relate principally to the increase in interest rates and are not due to changes in the financial condition of the issuer. In analyzing an issuer's financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, and industry analysts' reports. Since management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

Major categories of loans included in the loan portfolio are as follows:

	June 30, 2007	December 31, 2006
Real Estate:		
Residential	$98,991,345	$98,318,822
Commercial	62,527,619	60,496,518
Agricultural	41,456,443	39,857,656
Construction	22,727,252	27,621,381
	$225,702,659	$226,294,377
Commercial	$34,542,097	$35,826,439
Agricultural	35,007,807	34,782,844
Consumer and other	9,197,411	9,127,649
TOTAL	$304,449,974	$306,031,309

Changes in the allowance for loan losses were as follows:

	For the Six Months Ended June 30,		For the Year Ended December 31,
	2007	2006	2006
Balance, beginning of period	$5,731,674	$6,400,480	$6,400,480
Provision charged to operations	453,000	536,000	1,257,000
Recoveries	23,083	34,287	90,195
Charge-offs	(407,213)	(742,691)	(2,016,001)
Balance, end of period	$5,800,544	$6,228,076	$5,731,674

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

Loans classified "special mention" are one step above substandard; these loans contain some weakness which if not corrected or improved upon could lead to further deterioration and a lower rating. Risk factor percentages are applied to the identified segments of each of the nonclassified and classified portions of the portfolios to calculate an allowance in conjunction with FAS 5. These risk factor percentages are based on historical loan loss experience adjusted for current economic conditions and trends and internal loan quality trends. In determining the appropriateness of the allowance for loan and lease losses at June 30, 2007, DBI utilized the same risk factor percentages for loans that it used at December 31, 2006.

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

Management evaluates the appropriateness of the ALLL on a quarterly basis and submits to the board of directors of DSB each quarter a recommendation of the amount of a monthly provision for loan losses. If the mix and amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the ALLL and the provision for loan losses on the income statement could be materially affected. Management believes that the ALLL is appropriate as of June 30, 2007.

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

Results of Operations

Net income for the quarter ended June 30, 2007, was $720,864, an increase of $320,329 or 80%, compared to $400,535, for the corresponding period in 2006. This increase was primarily the result of lower salaries and employee benefits which decreased by $345,648, higher net interest income which increased by $198,115, lower data processing expenses which fell by $91,147 and a decrease of $85,500 in the provision for credit losses. These items more than offset an increase in the provision for income taxes totaling $201,523, an increase of $135,167 in the loss on sale of acquired properties and an increase of $74,297 in expenses for acquired properties.

Net interest income for the quarter ended June 30, 2007, was $3,252,388, an increase of $198,115 compared to the corresponding period in the prior year.

The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

This increase in net interest income is attributable to an increase in net interest spread. The average net interest rate spread increased from 2.58% during the second quarter of 2006 to 2.86% during the quarter ended June 30, 2007. DBI's yield on earning assets was 6.34% during the second quarter of 2006 compared to 7.01% during the quarter ended June 30, 2007. The average cost of funds was 4.15% during the most recent quarter, an increase of 39 basis points compared to the quarter ended June 30, 2006. The average balance of interest-earning assets decreased by $18.0 million while the volume of interest-bearing liabilities decreased by $17.1 million during the second quarter of 2007 compared to the second quarter of 2006.

In the second quarter of 2007 DBI's provision for credit losses was $175,000 compared to $260,500 for the second quarter of 2006. Net charge-offs were $175,880 in the second quarter of 2007 compared to net charge-offs of $691,632 during the corresponding period in the prior year.

Noninterest income for the three months ended June 30, 2007, was $352,138, a decrease of $34,933 compared to the corresponding period in 2006. The decrease is primarily attributable to a decrease of $68,875 in insurance commissions as a result of the sale of the insurance book of business during the first quarter of 2007. DSB recorded $35,845 of rent income from acquired properties during the most recent quarter.

Noninterest expense decreased by $273,170 or 10% during the three months ended June 30, 2007, compared to corresponding period in 2006. Salaries and benefits expense decreased $345,648 or 19% less than the corresponding period in 2006. This decrease is the result of lower wage expense which declined by $161,852 and lower group health insurance expenses, which decreased by $162,970. The number of full-time equivalent employees dropped from 103 in the second quarter of 2006 to 89 as of June 30, 2007.

Data processing expenses decreased by $91,147 during the most recent quarter compared to the second quarter of 2006. DSB converted its core processing systems in January 2007. The decrease in data processing expenses is related to processing credits from the new vendor to partially offset the conversion costs.

During the second quarter of 2007, DSB incurred $86,152 of expenses associated with its acquired properties. These expenses consisted primarily of costs for repairs, maintenance, real estate taxes, utilities, insurance and legal. This represented an increase of $74,297 compared to the second quarter of 2006. In addition to the carrying costs of acquired properties, DSB recorded $160,167 of losses on the sales of other real estate properties acquired through foreclosure. This represented an increase of $135,167 compared to the second quarter of 2006. DSB incurred gains totaling $3,925 on the sales of three residential properties during the quarter and $164,093 of losses on the sales of two commercial properties.

For the three months ended June 30, 2007 and 2006, DBI recorded combined federal and state income tax provisions of $146,739 and income tax benefits of $54,784, respectively. These provisions reflect effective income tax rates of 17% in 2007 and negative 16% in 2006. DSB's combined statutory tax rate is 39%. The lower effective income tax rates are primarily attributable to certain federally tax exempt interest earned on state and local government investment securities.

Financial Condition

Total assets decreased by $4,073,823 between December 31, 2006, and June 30, 2007. Total non-interest bearing deposits decreased by $8.0 million during the first six months. Management attributes this decrease to a seasonal fluctuation. This decrease in deposits was the primary reason for a decline in federal funds sold, which fell by $2.0 million. Total loans decreased by $1.6 million during the first six months. Management attributes the decline in the loan portfolio to soft loan demand and intense competition from other lenders.

The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

The allowance for credit losses increased by $68,870 during the six months ended June 30, 2007. The allowance equals 1.90% of total loans at June 30, 2007, compared to 1.86% at December 31, 2006. Nonaccrual loans totaled $5.6 million at quarter end, a decrease of $2.4 million compared to December 31, 2006. DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 2.5% at quarter end, compared to 4.3% at year-end. As of June 30, 2007, management has identified $15.9 million of potential problem loans compared to $12.7 million at year-end. Potential problems loans at quarter end include some of the previous nonaccrual loans that were returned to accruing status during the second quarter based on payment history and current status. DBI has no accruing loans that are past due 90 days or more.

The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate (property acquired through foreclosure or in satisfaction of loans):

    Includes restructured loans of $638,676 and $1,618,071 as of June 30, 2007 and December 31, 2006, respectively.

Interest-bearing deposits increased by $5,050,606 between December 31, 2006 and June 30, 2007. Interest bearing deposits consisted of the following:

Stockholders' equity increased by $537,542 to $50,579,918 as of June 30, 2007. As of June 30, 2007, DBI's leverage ratio was 12.7%, the risk-based core capital ratio was 15.8% and the risk-based total capital ratio was 17.0%. DBI and DSB continue to maintain capital levels well above the regulatory minimum levels.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet DBI's needs for cash. Cash and cash equivalents decreased by $0.9 million during the first six months of 2007. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. The available-for-sale investment portfolio amounting to $16.7 million as of June 30, 2007, is readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds DBI also has off-balance sheet sources available to meet liquidity needs. DBI has unused lines of credit of $43.2 million as of June 30, 2007. Management believes DBI's liquidity position as of June 30, 2007, is adequate under current economic conditions.

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

Item 4. Controls and Procedures

DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures prior to the filing date of this report. Based on that evaluation, management believes that DBI's disclosure controls and procedures as of the end of the June 30, 2007, quarter are effective in ensuring that information required to be disclosed by DBI in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in DBI's internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended June 30, 2007, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

DENMARK BANCSHARES, INC. /s/ John P. Olsen
Date: August 7, 2007	John P. Olsen,
Principal Executive Officer and
President
/s/ Dennis J. Heim
Date: August 7, 2007	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer