Form 10-Q
period 2007-09-30
DENMARK BANCSHARES INC
filed 2007-11-06
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 5, 2007, there were 119,053 shares of the registrant's Common Stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report on Form 10-Q

For The Quarter Ended September 30, 2007

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	September 30, 2007 (Unaudited)	December 31, 2006
Assets		
Cash and due from banks	$9,779,728	$9,258,418
Federal funds sold	4,207,000	11,744,000
Investment Securities		
Available-for-sale, at fair value	17,149,916	13,611,476
Held-to-maturity, at cost	35,158,645	37,473,611
Total Investment Securities	$52,308,561	$51,085,087
Loans	304,549,610	306,031,309
Allowance for credit losses	(6,045,080)	(5,731,674)
Net Loans	$298,504,530	$300,299,635
Loans held for sale	1,183,944	903,793
Premises and equipment, net	8,734,364	9,283,780
Other investments, at cost	5,125,765	4,944,649
Accrued interest receivable	2,554,629	2,218,003
Other assets	11,735,721	13,105,832
TOTAL ASSETS	$394,134,242	$402,843,197
Liabilities		
Deposits		
Noninterest-bearing	$37,228,381	$41,338,954
Interest-bearing	259,810,283	252,322,716
Total Deposits	$297,038,664	$293,661,670
Short-term borrowings	20,482,232	28,579,445
Accrued interest payable	1,335,983	1,426,938
Other liabilities	969,469	1,330,699
Long-term debt	22,750,000	27,802,069
Total Liabilities	$342,576,348	$352,800,821
Stockholders' Equity		
Common stock, no par value, authorized 640,000 shares; outstanding 119,053	$18,173,975	$18,173,975
Treasury stock, at cost (2,477 shares)	(2,067,385)	(2,067,385)
Paid in capital	469,986	469,986
Retained earnings	34,912,742	33,500,531
Accumulated other comprehensive loss		
Unrealized gains (losses) on securities	68,576	(34,731)
Total Stockholders' Equity	$51,557,894	$50,042,376
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$394,134,242	$402,843,197

The accompanying notes are an integral part of these financial statements.

3

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income

(Unaudited)

	For the Quarter Ended		For the Nine Months Ended	
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Interest Income				
Loans including fees	$6,002,125	$5,368,803	$17,219,246	$15,976,407
Investment securities:				
Taxable	199,339	93,934	606,638	319,859
Exempt from federal tax	461,642	496,428	1,428,571	1,494,038
Interest on federal funds sold	121,289	90,167	235,997	251,925
Other interest income	73,712	142,269	196,809	334,049
	$6,858,107	$6,191,601	$19,687,261	$18,376,278
Interest Expense				
Deposits	$2,648,737	$2,399,396	$7,660,842	$6,886,246
Short-term borrowings	350,211	402,689	1,116,856	1,098,265
Long-term debt	288,574	316,296	868,970	1,067,621
	$3,287,522	$3,118,381	$9,646,668	$9,052,132
Net interest income	$3,570,585	$3,073,220	$10,040,593	$9,324,146
Provision for Credit Losses	350,000	485,500	803,000	1,021,500
Net interest income after provision for credit losses	$3,220,585	$2,587,720	$9,237,593	$8,302,646
Other Income				
Service fees and commissions	$201,988	$265,317	$581,005	$792,084
Investment security gains	0	0	0	0
Loan sale gains	9,824	21,123	31,825	70,574
Gain on sale of insurance assets	0	0	380,881	0
Other	139,342	143,455	467,435	375,775
	$351,154	$429,895	$1,461,146	$1,238,433
Other Expense				
Salaries and employee benefits	$1,534,580	$1,637,369	$4,521,511	$5,247,009
Occupancy expenses	333,607	384,825	1,031,453	1,078,920
Data processing expenses	168,256	277,264	563,603	692,252
Printing and supplies	61,353	44,511	162,738	147,104
Professional fees	114,616	115,484	259,789	220,257
Amortization of intangibles	48,097	51,862	144,293	155,588
Loss on sale of other real estate	90,644	368	322,009	32,327
Other real estate expenses	83,336	32,345	310,057	56,618
Other operating expenses	176,632	222,363	600,051	673,595
	$2,611,121	$2,766,391	$7,915,504	$8,303,670
Income before income taxes	$960,618	$251,224	$2,783,235	$1,237,409
Income tax (benefit) expense	181,692	(99,043)	513,843	(105,780)
NET INCOME	$778,926	$350,267	$2,269,392	$1,343,189
Per Share				
Net income	$6.54	$2.94	$19.06	$11.23
Dividends declared	$0.00	$0.00	$7.20	$7.15
Weighted average shares outstanding	119,053	119,253	119,053	119,556

The accompanying notes are an integral part of these financial statements.

4

Denmark Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments necessary to present fairly the financial position of Denmark Bancshares, Inc. ("DBI"), the results of operations and cash flows for the periods presented. All adjustments necessary for the fair presentation of the financial statements are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in DBI's latest annual report on Form 10-K. DBI's subsidiaries are the Denmark State Bank ("DSB"), Denmark Agricultural Credit Corporation ("DACC") and the McDonald-Zeamer Insurance Agency, Inc. ("McDonald"). On January 2, 2007, McDonald sold the insurance book of business and agreed to exit the insurance business for a period of three years.

Reclassifications - Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	September 30, 2007			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U.S. Government agencies	$13,136,293	$108,727	($540)	$13,244,480
Mortgage-backed securities	1,393,000	15,128	(12,482)	1,395,646
State and local governments	1,014,233	4,220	(8,663)	1,009,790
Corporate debt securities	1,500,000	0	0	1,500,000
	$17,043,526	$128,075	($21,685)	$17,149,916

	December 31, 2006			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U.S. Government agencies	$10,364,395	$3,789	($39,884)	$10,328,300
Mortgage-backed securities	469,434	0	(10,155)	459,279
State and local governments	1,821,604	197	(7,904)	1,813,897
Corporate debt securities	1,010,000	0	0	1,010,000
	$13,665,433	$3,986	($57,943)	$13,611,476

The amortized cost and estimated fair value of securities held-to-maturity were as follows:

	September 30, 2007			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$35,158,645	$1,360,264	$0	$36,518,910

	December 31, 2006			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$37,473,611	$1,695,957	$0	$39,169,568

7

Denmark Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and estimated fair values of securities at September 30, 2007, by maturity were as follows:

	Securities Available-for-Sale		Securities Held-to-Maturity	
Amounts Maturing	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$3,521,492	$3,518,301	$1,877,514	$1,891,097
From one through five years	4,985,742	5,012,803	8,478,363	8,873,526
From five through ten years	705,792	711,003	10,896,824	11,303,510
After ten years	7,830,500	7,907,809	13,905,944	14,450,777
	$17,043,526	$17,149,916	$35,158,645	$36,518,910

At September 30, 2007, 7 debt securities have unrealized losses with aggregate depreciation of 1% from DSB's cost basis. These unrealized losses relate principally to the increase in interest rates and are not due to changes in the financial condition of the issuer. In analyzing an issuer's financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, and industry analysts' reports. Since management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 3 - LOANS

Major categories of loans included in the loan portfolio are as follows:

	September 30, 2007	December 31, 2006
Real Estate:		
Residential	$98,986,723	$98,318,822
Commercial	61,925,316	60,496,518
Agricultural	40,939,210	39,857,656
Construction	22,523,763	27,621,381
	$224,375,011	$226,294,377
Commercial	$34,330,164	$35,826,439
Agricultural	36,430,631	34,782,844
Consumer and other	9,413,803	9,127,649
TOTAL	$304,549,610	$306,031,309

Changes in the allowance for loan losses were as follows:

	For the Nine Months Ended September 30,		For the Year Ended December 31,
	2007	2006	2006
Balance, beginning of period	$5,731,674	$6,400,480	$6,400,480
Provision charged to operations	803,000	1,021,500	1,257,000
Recoveries	24,585	40,918	90,195
Charge-offs	(514,179)	(1,300,258)	(2,016,001)
Balance, end of period	$6,045,080	$6,162,640	$5,731,674

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

Loans classified "special mention" are one step above substandard; these loans contain some weakness which if not corrected or improved upon could lead to further deterioration and a lower rating. Risk factor percentages are applied to the identified segments of each of the nonclassified and classified portions of the portfolios to calculate an allowance in conjunction with FAS 5. These risk factor percentages are based on historical loan loss experience adjusted for current economic conditions and trends and internal loan quality trends. In determining the appropriateness of the allowance for loan and lease losses at September 30, 2007, DBI utilized the same risk factor percentages for loans that it used at December 31, 2006.

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

Management evaluates the appropriateness of the ALLL on a quarterly basis and submits to the board of directors of DSB each quarter a recommendation of the amount of a monthly provision for loan losses. If the mix and amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the ALLL and the provision for loan losses on the income statement could be materially affected. Management believes that the ALLL is appropriate as of September 30, 2007.

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

Risk Rating - Risk rating, which is also sometimes referred to as loan grade, is the credit quality grade assigned to each loan. Loans are assigned a risk rating upon origination. Lenders and credit review analysts conduct periodic reviews and evaluations and make adjustments to the assigned grades when appropriate. The range of categories from the best quality to worst is as follows: highest quality, solid quality, some weakness, inherent industry weakness, special mention, substandard, doubtful and loss. Impaired loans are generally assigned a substandard risk grade.

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

Results of Operations

Net income for the quarter ended September 30, 2007, was $778,926, an increase of $428,659 or 122%, compared to $350,267, for the corresponding period in 2006. This increase was primarily the result of higher net interest income which increased by $497,365, a decrease of $135,500 in the provision for credit losses, lower data processing expenses which fell by $109,008 and lower salaries and employee benefits which decreased by $102,789. These items more than offset an increase in the provision for income taxes totaling $280,735, an increase of $90,276 in the loss on sale of acquired properties, a decrease in noninterest income of $78,741 and an increase of $50,991 in expenses for acquired properties.

Net interest income for the quarter ended September 30, 2007, was $3,570,585 an increase of $497,365 compared to the corresponding period in the prior year.

The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates occurring during the third quarter of 2007 versus the third quarter of 2006:

This increase in net interest income is attributable to an increase in net interest spread and the recognition of interest income on nonaccrual loans. The average net interest rate spread increased from 2.67% during the third quarter of 2006 to 2.87% during the quarter ended September 30, 2007. DBI's yield on earning assets was 6.65% during the third quarter of 2006 compared to 7.09% during the quarter ended September 30, 2007. The average cost of funds was 4.22% during the most recent quarter, an increase of 24 basis points compared to the quarter ended September 30, 2006. DBI recognized $261,103 of interest on nonaccrual loans during the third quarter of 2007. The interest recognized represents interest collected on nonaccrual loans during the first seven months of 2007 which was previously deferred. DBI's policy is to recognize income on nonaccrual loans when cash is received and where the future collection of principal is probable. For comparative purposes, the yield on earning assets discussed above excludes the interest recognized on nonaccrual loans. Including the nonaccrual interest during the third quarter the yield on earning assets was 7.37% and the net interest rate spread was 3.15%. The average balance of interest-earning assets increased by $0.3 million while the volume of interest-bearing liabilities decreased by $2.0 million during the third quarter of 2007 compared to the third quarter of 2006.

In the third quarter of 2007 DBI's provision for credit losses was $350,000 compared to $485,500 for the third quarter of 2006. Net charge-offs were $105,464 in the third quarter of 2007 compared to net charge-offs of $550,936 during the corresponding period in the prior year.

Noninterest income for the three months ended September 30, 2007, was $351,154, a decrease of $78,741 compared to the corresponding period in 2006. The decrease is primarily attributable to a decrease of $77,981 in insurance commissions as a result of the sale of the insurance book of business during the first quarter of 2007.

Noninterest expense decreased by $155,270 or 6% during the three months ended September 30, 2007, compared to corresponding period in 2006. Salaries and benefits expense decreased $102,789 or 6% less than the corresponding period in 2006. This decrease is the result of lower wage expense which declined by $103,553. The number of full-time equivalent employees dropped from 103 in the third quarter of 2006 to 89 as of September 30, 2007.

Data processing expenses decreased by $109,008 during the most recent quarter compared to the third quarter of 2006. DSB converted its core processing systems in January 2007. The decrease in data processing expenses is related to processing credits from the new vendor to partially offset the conversion costs.

During the third quarter of 2007, DSB incurred $83,336 of expenses associated with its acquired properties. These expenses consisted primarily of costs for repairs, maintenance, real estate taxes, utilities, insurance and legal. This represented an increase of $50,991 compared to the third quarter of 2006. In addition to the carrying costs of acquired properties, DSB recorded $90,644 of losses on the sales (or write-downs) of other real estate properties acquired through foreclosure. This represented an increase of $90,276 compared to the third quarter of 2006. DBI has acquired nine real estate properties in satisfaction of loans and sold eighteen properties during the first nine months of 2007. As of September 30, 2007, DBI holds twenty-one other real estate properties (included in other assets) valued at $2.3 million. This includes two commercial properties valued at $0.5 million and nineteen residential properties valued at $1.8 million.

For the three months ended September 30, 2007 and 2006, DBI recorded combined federal and state income tax provisions of $181,692 and income tax benefits of $99,043, respectively. These provisions reflect effective income tax rates of 19% in 2007 and negative 39% in 2006. DSB's combined statutory tax rate is 39%. The lower effective income tax rates are primarily attributable to certain federally tax exempt interest earned on state and local government investment securities. For the three months ended September 30, 2006, federally tax-exempt interest income was greater than income before income taxes, which resulted in the overall negative effective income tax rate for that period.

Financial Condition

Total assets decreased by $8.7 million between December 31, 2006, and September 30, 2007. Other borrowings decreased by $13.1 million during the first nine months of 2007. Interest bearing deposits increased by $7.5 million between September 30, 2007 and the prior year-end. Total non-interest bearing deposits decreased by $4.1 million during the first nine months. Management attributes this decrease to a seasonal fluctuation. Federal funds sold were reduced by $7.5 million primarily to fund the growth in investment securities and to reduce other borrowings. Total loans decreased by $1.5 million during the first nine months. Management attributes the decline in the loan portfolio to soft loan demand and intense competition from other lenders.

The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

The allowance for credit losses increased by $313,406 during the nine months ended September 30, 2007. The allowance equals 1.98% of total loans at September 30, 2007, compared to 1.87% at December 31, 2006. Nonaccrual loans totaled $7.1 million at quarter-end, a decrease of $0.9 million compared to December 31, 2006. DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 4.0% at quarter end, compared to 4.3% at year-end. As of September 30, 2007, management has identified $16.6 million of potential problem loans compared to $12.7 million at year-end. DBI has no accruing loans that are past due 90 days or more.

The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate (property acquired through foreclosure or in satisfaction of loans):

    Includes restructured loans of $1,544,471 and $1,618,071 as of September 30, 2007 and December 31, 2006, respectively.

Interest-bearing deposits increased by $7,487,567 between December 31, 2006 and September 30, 2007. Interest bearing deposits consisted of the following:

Stockholders' equity increased by $1,515,518 to $51,557,894 as of September 30, 2007. As of September 30, 2007, DBI's leverage ratio was 12.8%, the risk-based core capital ratio was 16.1% and the risk-based total capital ratio was 17.4%. DBI and DSB continue to maintain capital levels well above the regulatory minimum levels.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet DBI's needs for cash. Cash and cash equivalents increased by $0.5 million during the first nine months of 2007. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. The available-for-sale investment portfolio amounting to $17.1 million as of September 30, 2007, is readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds DBI also has off-balance sheet sources available to meet liquidity needs. DBI has unused lines of credit of $41.2 million as of September 30, 2007. Management believes DBI's liquidity position as of September 30, 2007, is adequate under current economic conditions.

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

Item 4. Controls and Procedures

DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures prior to the filing date of this report. Based on that evaluation, management believes that DBI's disclosure controls and procedures as of the end of the September 30, 2007, quarter are effective in ensuring that information required to be disclosed by DBI in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in DBI's internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended September 30, 2007, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 5. Other Information

On August 7, 2007, DBI's Executive Committee adopted the Policy on Shareholder Recommendations of Director Candidates. Prior to August 7, 2007, DBI had no formal policy respecting consideration of director nominees recommended by shareholders.

To submit a recommendation of a director candidate to the Corporate Governance / Nominating Committee, a shareholder should submit the following information in writing, addressed to the Chairman of the Corporate Governance/Nominating Committee:

  The name and address of the person recommended as a director candidate;

  The qualifications of the person recommended as a director candidate including business experience, familiarity with and participation in local community, integrity, dedication, independence from DBI and other relevant factors;

  The consent of the person being recommended as a director candidate to be a nominee and to serve as a director if elected.

In order for a director candidate to be considered for nomination at DBI's Annual Meeting of Shareholders, the recommendation must be received by the Chairman no later than November 30th, of the year prior to the Annual Meeting of Shareholders regularly held on the 4th Tuesday in April.

The Policy on Shareholder Recommendations of Director Candidates may be found on the About US page of our website at www.denmarkstate.com.

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

DENMARK BANCSHARES, INC. /s/ John P. Olsen
Date: November 5, 2007	John P. Olsen,
Principal Executive Officer and
President
/s/ Dennis J. Heim
Date: November 5, 2007	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer