Form 10-K
period 2007-12-31
DENMARK BANCSHARES INC
filed 2008-03-14
CIK 885531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007, was $89,978,517 (104,642 shares at $859.87 per share, which is equal to the weighted average purchase price of shares sold during the registrant's second fiscal quarter, according to information available to the registrant).

As of March 1, 2008, there were 119,053 shares of the registrant's Common Stock (no par value) issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents*	Part of Form 10-K into Which Portions of Documents are Incorporated
Annual Report to Shareholders for the fiscal year ended December 31, 2007	Parts I, II and IV
Proxy Statement for Annual Meeting of Shareholders on April 22, 2008	Parts II and III
*Only the portions of documents specifically listed herein are to be deemed incorporated by reference.

DENMARK BANCSHARES, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History and General Business of Denmark Bancshares, Inc.

Denmark Bancshares, Inc. ("DBI") was formed in 1983 as a Wisconsin bank holding company for the purpose of acquiring and holding the Common Stock of the Denmark State Bank ("DSB"). The holding company was formed to allow DSB to expand its line of financial products, enabling it to compete with other financial institutions. DBI acquired DSB in 1983 through an exchange offer for shares of DSB. DBI's subsidiaries are DSB and Denmark Agricultural Credit Corporation ("DACC"), which offers certain types of farm credit. Unless the context otherwise requires, when used herein the term "DBI" refers to Denmark Bancshares, Inc. and all of its subsidiaries.

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

No significant portion of the loan portfolio of DSB is concentrated in one individual or group of individuals, and management believes that the portfolio's industry weighting is prudent. Seasonal factors do not materially affect the size or quality of the loan portfolio of DSB. Set forth below is a schedule of the concentration of DBI's loans, including loans of DSB and DACC, at December 31, 2007:

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

Loans secured by commercial or agricultural real estate, which totaled $102.6 million and represented 34% of total loans outstanding at year-end, can be amortized up to 25 years and generally require a minimum down payment of 20% in cash or other collateral. Loans secured by commercial and agricultural real estate generally entail more risk than loans secured by residential real estate. These loans typically involve larger balances to single borrowers. Repayment of the loan is usually dependent on the success of the business occupying the property. The value of the real estate may be impacted by environmental issues or by supply and demand conditions in the market for commercial and retail space. DSB tries to mitigate this by requiring appraisals for all loans in excess of $1 million and by requiring a higher intial down payment. DSB also requires that the borrower submit an annual financial statement.

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

Denmark Agricultural Credit Corporation

DACC commenced business in 1986 to provide a source of funds for farm loans and to provide a source of liquidity for DSB. As of the close of the fiscal year, DACC had a $30 million line of credit from AgriBank, FCB. DACC originates loans and purchases loans from DSB and other financial institutions. As of December 31, 2007, DACC held agricultural loans totaling $27.9 million. In 2007 the net income of DACC was equal to 18.5% of the consolidated net income of DBI.

Areas Serviced by DBI; Competition

DBI serves Brown, Kewaunee, Manitowoc and Outagamie Counties, including the villages of Denmark, Bellevue, Maribel, Reedsville, Whitelaw and Wrightstown. The local economy of the area served is based on agriculture and light industry but the extended service area has a generally diversified economy. The local economic conditions prevailing at year-end varied by county but were comparable to conditions one year earlier based on employment statistics. As of December 2007, the unemployment rate in Brown County was 4.3% compared to 4.4%, 5.0% and 4.3% for Kewaunee, Manitowoc and Outagamie Counties, respectively. The area did experience a softening in the residential housing market. In Brown County, home sales were down 3.3% from 2,809 units in 2006 to 2,716 units in 2007. The median price of a home in Brown County fell 1.0% to $149,200, compared to $150,700 and $151,400 during 2006 and 2005, respectively..

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

The agricultural economy and especially dairy farmers experienced a record year as Wisconsin's farmers net farm income more than doubled, going from $1.1 billion in 2006 to $2.6 billion in 2007. This was $800 million above the previous record set in 2004. Milk prices averaged $6 per hundredweight higher than the prior year. According to a report by the Wisconsin Department of Agricultural and Applied Economics at the University of Wisconsin-Madison and the Cooperative Extension of the University of Wisconsin, during 2007 milk prices averaged just over $19 per hundredweight compared to averages of $13, $16 and $17 for the years 2006, 2005 and 2004, respectively.

The number of Wisconsin dairy farms has significantly declined from more than 21,800 in 1999 to less than 13,962 currently in operation. One year earlier there were 14,348 licensed dairy herds in Wisconsin. Larger dairy units have replaced many of the smaller family farms and the average herd size is now 90 dairy cows. As a result DBI has a smaller pool of agricultural borrowers to lend to while competing with a similar number of agricultural lenders.

The financial services industry is highly competitive. DBI faces intense competition from financial institutions in Denmark and surrounding markets, and from non-bank financial institutions, such as mutual funds, brokerage firms and insurance companies that are aggressively expanding into markets traditionally served by banks. Many of DBI's non-bank competitors are not subject to the same degree of regulation as is imposed on bank holding companies, federally insured banks and Wisconsin-chartered state banks. As a result, such non-bank competitors may have advantages over DBI in providing certain services. DBI also competes indirectly with regional and national financial institutions, many of which have greater liquidity, lending limits, access to capital and market recognition, resources and banking experience than DBI.

Employees of DBI

At December 31, 2007, DSB had 91 full-time equivalent employees. DBI considers its relationship with its employees to be excellent.

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

In recent years, the banking and financial industry has been the subject of numerous legislative acts and proposals, administrative rules and regulations at both federal and state regulatory levels. As a result of such regulatory changes, the nature of the banking industry in general has changed dramatically in recent years as increasing competition and a trend toward deregulation have caused the traditional distinctions among different types of financial institutions to be obscured.

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

Under the Act, DBI is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or holding company, and neither DBI nor any subsidiary may engage in any business other than banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries. DBI may, however, own shares of a company the activities of which the Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, and the holding company itself may engage in such activities. DBI is authorized under the Act to own DACC, its nonbank subsidiary.

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

DACC

DACC is also subject to various forms of regulation. To the extent that lending of DACC is funded by loans from one or more Farm Credit Banks, its operations are subject to regulations promulgated by the Federal Farm Credit Administration. Currently, the AgriBank, FCB (a wholesale lending cooperative whose primary function is to provide credit to farm service centers) conducts a review of DACC's loan portfolio at least once every three years. Also, loans originated by DACC are subject to the same consumer protection regulation that governs loan procedures of DSB.

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

The mismatch between maturities and interest rate sensitivities of interest-earning assets and interest-bearing liabilities results in interest rate risk, which risk will change as the level of interest rates change. DBI's liabilities consist primarily of deposits, which are either of a short-term maturity or have no stated maturity. These accounts typically can react more quickly to changes in market interest rates than DBI's assets because of the shorter maturity (or lack of maturity) and repricing characteristics of these deposits. Consequently, sharp increases or decreases in market interest rates may impact DBI's earnings negatively or positively, respectively.

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

DBI's Concentration in Agricultural-Related Loans May Adversely Impact DBI's Results if the Economy Worsens

DBI has a concentration of agricultural-related loans amounting to approximately 27% of total loans as of December 31, 2007. The factors that influence the agricultural economy are complex and difficult to predict. These factors include, among other things, (i) the weather's effect on feed quality and quantity; (ii) the effect of governmental support programs on feed grain and dairy prices; (iii) import and export markets; (iv) energy costs as they relate to fuel and fertilizer costs; (v) interest rates; (vi) supply and demand for feed grain and dairy; and (vii) market fluctuations created by consumer reaction to animal health issues. If agricultural conditions become unfavorable in Wisconsin, the businesses of DBI's agricultural clients and their ability to repay outstanding loans may be negatively affected. As a consequence, DBI's results of operations and financial condition may be adversely affected.

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

ITEM 2. DESCRIPTION OF PROPERTY

The following table sets forth certain information relating to DBI's corporate offices and other facilities, all of which are owned by DBI:

Location	Approximate Square Feet	Principal Uses
Denmark	22,000	Principal corporate and banking offices
Bellevue	10,000	Branch bank
Maribel	5,300	Branch bank
Reedsville	3,700	Branch bank
Whitelaw	3,400	Branch bank
Wrightstown - West	6,750	Branch bank
Denmark	5,000	Retail Investments, accounting department and travel services

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

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

Unregistered Sales of Equity Securities and Use of Proceeds

DBI had no common stock purchases during the fourth quarter of 2007. DBI announced a Stock Repurchase Policy on March 30, 1995, as an accommodation to shareholders. DBI limited purchases under the Policy in any six-month period to less than six percent of the common shares outstanding. The Policy had no fixed expiration date, although DBI could terminate the Policy at any time. On September 11, 2006, the Policy was suspended. DBI was not soliciting or encouraging shareholders to sell shares under the Policy.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, including the notes thereto and the Report of Independent Registered Public Accounting Firm, required by this item are contained in the sections captioned "Consolidated Financial Statements" and "Notes to the Consolidated Financial Statements" in the 2007 Annual Report and are incorporated herein by reference. The supplementary data required by this item is contained in the section captioned "Selected Financial Information" under the heading "Quarterly Financial Information".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information in DBI's proxy statement, prepared for the 2008 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Ratification of Selection of Independent Public Accountants," is incorporated herein by reference.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures prior to the filing date of this report. Based on that evaluation, management believes that DBI's disclosure controls and procedures as of the end of the 2007 fiscal year are effective in ensuring that information required to be disclosed by DBI in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in DBI's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Internal Control Over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting is on page 8 of the 2007 Annual Report and is incorporated herein by reference.

The effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by Wipfli LLP, an independent registered public accounting firm, as stated in their report dated February 29, 2008, which is on page 7 of the 2007 Annual Report and is incorporated herein by reference.

Item 9B. other information

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the captions "Proposal I - Election of Directors", "Section 16 (a) Beneficial Ownership Reporting Compliance", "Code of Ethics", "Corporate Governance", and "Audit Committee Report" in DBI's proxy statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference. Certain information with respect to DBI's other executive officers is set forth below:

NAME	AGE	POSITION
Jill S. Feiler	38

Ms. Feiler has served as Vice President of DSB since November 2006. Prior thereto she was a Vice President and Branch Manager of M&I Bank. Ms. Feiler is responsible for DBI's retail banking operations.

Dennis J. Heim	48

Mr. Heim has served as Vice President of DBI since 1995 and Treasurer since 1993. Mr. Heim has also served as Senior Vice President and Chief Financial Officer of DSB since January 1999. Mr. Heim has held other positions with DSB since 1983. Dennis J. Heim is the brother of Michael L. Heim, a director of DBI and DSB.

Linda L. Johanek	43	Mrs. Johanek has served as a Vice President of DSB since 2007. Prior to May 2007, she was a Human Resources Manager of Associated Bank since 2003. Mrs. Johanek is the Human Resource Director for DSB.
Carl T. Laveck	64

Mr. Laveck has served as Executive Vice President and Chief Credit Officer of DSB since December 2007. Prior thereto he was a Regional President for US Bank, managing offices in Sheboygan and Manitowoc Counties and served in other capacities since 1985. Mr. Laveck is responsible for DSB's business banking, mortgage banking, credit administration and loan operations.

Lonnie A. Loritz	48

Mrs. Loritz has served as a Vice President of DSB since 2004. Prior to 2004, she was an Assistant Vice President of DSB since 2001. Ms. Loritz has held other positions with DSB since 1994. Mrs. Loritz is responsible for DSB's Loan Operations.

John P. Olsen	57

Mr. Olsen has served as President of DBI and DSB since September 2006. Mr. Olsen served as President of DACC since 1986, as Treasurer since 1996 and as a director of DACC since 1985. Mr. Olsen had served as a Senior Vice President and Chief Credit Officer of DSB since January 1999. Mr. Olsen has held other positions with DSB since 1985.

David H. Radue	58

Mr. Radue has served as Vice President of DSB since 1986. Mr. Radue was a director of the Maribel Bank from 1984 until its consolidation with DSB in 1986 and then served as a director of DSB until January 2008. Mr. Radue has also been a director of DACC since 1986. Mr. Radue is a business banker serving primarily Manitowoc County.

Kimberly J. Tess	37

Mrs. Tess has served as an Assistant Vice President of DSB since October 2007. Prior thereto she was the Audit Supervisor of Baylake Bank since 1999 and also served as Controller for a short time. Mrs. Tess serves as the Controller of DSB.

Jeffrey J. Van Rens	55

Mr. Van Rens has served as a Vice President of DSB since 2002. Mr. Van Rens has held other positions with DSB since 1996. Mr. Van Rens has also been a director of DACC since 2002. Mr. Van Rens is a business banker.

Glenn J. Whipp	56

Mr. Whipp has served as Vice President of DSB since 1984. Mr. Whipp is a business banker serving primarily Brown County and serves as chairman of DSB's ALCO. Mr. Whipp previously served as a director of DSB from 1983 until January 2008.

ITEM 11. EXECUTIVE COMPENSATION

The information in DBI's proxy statement, prepared for the 2008 Annual Meeting of Shareholders, which contains information concerning this item, under the captions "Director Compensation", "Executive Compensation", "Compensation Discussion and Analysis", "Compensation Committee Report", and "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in DBI's proxy statement, prepared for the 2008 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Voting Securities and Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in DBI's proxy statement, prepared for the 2008 Annual Meeting of Shareholders, which contains information concerning this item, under the captions "Transactions With Related Persons," and "Corporate Governance" is incorporated herein by reference.

Item 14. PRINCIPAL accountant fees and services

The information in DBI's proxy statement, prepared for the 2008 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Ratification of Selection of Independent Registered Public Accountants," is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. and 2. Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are contained in the Annual Report to Shareholders and are incorporated herein by reference:

Selected Financial Information

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

  3. The "Index to Exhibits" is shown below.

INDEX TO EXHIBITS

DENMARK BANCSHARES, INC.

FORM 10-K

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation [Incorporated by reference to Exhibit 3.1 to DBI's report on Form 10-Q for the quarter ended June 30, 2002]

3.2	Restated Bylaws [Incorporated by reference to Exhibit 3.2 to DBI's report on Form 10-Q for the quarter ended June 30, 2002]

11.1	Statement Re Computation of Per Share Earnings

13.1	Annual Report to Shareholders for the Fiscal Year Ended December 31, 2007

21.1	List of Subsidiaries

23.1	Consent of Wipfli LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENMARK BANCSHARES, INC.

By: _/s/ John P. Olsen______________________

John P. Olsen, President

Date: February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ John P. Olsen	By:	/s/ Dennis J. Heim
	John P. Olsen, Principal Executive Officer, President		Dennis J. Heim, Vice President, Treasurer, Principal Financial and Accounting Officer
By:	/s/ Terese M. Deprey	By:	/s/ Mark E. Looker
	Terese M. Deprey, Secretary and Director		Mark E. Looker, Vice President and Director
By:	/s/ Allen M. Peters	By:	/s/ Thomas F. Wall
	Allen M. Peters Director		Thomas F. Wall, Director
By:	/s/ Thomas N. Hartman	By:	/s/ Michael L. Heim
	Thomas N. Hartman, Director		Michael L. Heim, Director
By:	/s/ Edward Q. Opichka, D.D.S.
	Edward Q. Opichka, D.D.S., Director		Date: February 26, 2008