Form 10-Q
period 2008-03-31
DENMARK BANCSHARES INC
filed 2008-05-08
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

___ Large Accelerated Filer X Accelerated Filer

___ Non-accelerated (Do not check if a smaller reporting company) ___ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 25, 2008, there were 119,053 shares of the registrant's Common Stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report on Form 10-Q

For The Quarter Ended March 31, 2008

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	March 31, 2008 (Unaudited)	December 31, 2007
Assets		
Cash and due from banks	$8,328,293	$10,631,937
Federal funds sold	5,791,000	20,836,000
Investment Securities		
Available-for-sale, at fair value	33,726,395	16,187,633
Held-to-maturity, at cost	34,428,132	35,527,620
Total Investment Securities	$68,154,527	$51,715,253
Loans	290,654,008	302,636,362
Allowance for credit losses	(6,279,513)	(5,870,512)
Net Loans	$284,374,495	$296,765,850
Loans held for sale	1,285,365	937,846
Premises and equipment, net	8,416,210	8,568,794
Other investments, at cost	4,441,688	6,586,625
Accrued interest receivable	2,232,326	2,180,057
Other assets	11,496,017	11,711,276
TOTAL ASSETS	$394,519,921	$409,933,638
Liabilities		
Deposits		
Noninterest-bearing	$32,445,477	$45,090,344
Interest-bearing	262,284,920	263,863,481
Total Deposits	$294,730,397	$308,953,825
Short-term borrowings	15,173,790	20,746,640
Accrued interest payable	1,057,791	1,175,520
Other liabilities	734,587	1,469,623
Long-term debt	29,750,000	25,750,000
Total Liabilities	$341,446,565	$358,095,608
Stockholders' Equity		
Common stock, no par value, authorized 640,000 shares; outstanding 119,053	$18,173,975	$18,173,975
Treasury stock, at cost (2,477 shares)	(2,067,385)	(2,067,385)
Paid in capital	469,986	469,986
Retained earnings	36,353,199	35,096,323
Accumulated other comprehensive gain		
Unrealized gains on securities	143,581	165,131
Total Stockholders' Equity	$53,073,356	$51,838,030
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$394,519,921	$409,933,638

The accompanying notes are an integral part of these financial statements.

3

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2008	2007
Cash Flows from Operating Activities:		
Net income	$1,256,876	$769,602
Adjustments to reconcile net income to		
net cash provided by operating activities:		
Depreciation	170,092	197,235
Provision for credit losses	150,000	278,000
Amortization of intangibles	48,098	49,622
Gains on sales of loans	(27,235)	(8,151)
Loss on sale of assets	110,742	72,721
Gain on sale of insurance assets	0	(380,881)
Amortization of bond premium	9,334	2,071
Accretion of bond discount	(115,835)	(53,316)
Mortgage loans originated for sale	(3,118,077)	(595,427)
Proceeds from sale of mortgage loans	2,776,186	342,540
Income from bank owned life insurance	(60,000)	(60,000)
Increase in interest receivable	(52,269)	(88,873)
Decrease in interest payable	(117,729)	(50,675)
Other, net	(155,547)	123,935
Net Cash Provided by Operating Activities	$874,636	$598,403
Cash Flows from Investing Activities:		
Maturities of held-to-maturity securities	$1,780,000	$930,000
Maturities and sales of available-for-sale securities	5,071,483	729,246
Purchases of available-for-sale securities	(22,580,496)	(2,629,593)
Purchases of held-to-maturity securities	(647,415)	0
Money market mutual funds, net	2,144,937	532,683
Federal funds sold, net	15,045,000	3,413,000
Proceeds from sale of insurance assets	0	500,000
Proceeds from sale of foreclosed assets	1,001,115	1,270,414
Net decrease in loans made to customers	11,678,245	940,015
Capital expenditures	(17,691)	(14,384)
Net Cash Provided by Investing Activities	$13,475,178	$5,671,381
Cash Flows from Financing Activities:		
Net decrease in deposits	($14,223,427)	($5,529,967)
Dividends paid	(857,182)	(851,229)
Debt proceeds	4,940,000	546,663
Debt repayments	(6,512,849)	(3,302,069)
Net Cash Used by Financing Activities	($16,653,458)	($9,136,602)
Net increase in cash and cash equivalents	($2,303,644)	($2,866,818)
Cash and cash equivalents, beginning	10,631,937	9,258,418
CASH AND CASH EQUIVALENTS, ENDING	$8,328,293	$6,391,600
Noncash Investing Activities:		
Loans transferred to foreclosed properties	$584,717	$268,383
Supplemental Cash Flow Disclosures:		
Cash paid for interest	$2,968,825	$3,209,534
Cash paid for income taxes	25,000	35,516

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

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	March 31, 2008			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U.S. Government agencies	$9,371,945	$252,277	$0	$9,624,222
U.S. Agency mortgage-backed securities	1,275,772	43,293	0	1,319,065
State and local governments	4,240,927	33,922	0	4,274,849
Corporate mortgage-backed securities	17,615,088	138,348	(255,177)	17,498,259
Corporate debt securities	1,010,000	0	0	1,010,000
	$33,513,732	$467,840	($255,177)	$33,726,395

	December 31, 2007			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U.S. Government agencies	$12,124,622	$236,677	$0	$12,361,299
U.S. Agency Mortgage-backed securities	1,334,149	22,102	(5,839)	1,350,412
State and local governments	972,544	8,171	(4,793)	975,922
Corporate debt securities	1,500,000	0	0	1,500,000
	$15,931,315	$266,950	($10,632)	$16,187,633

The amortized cost and estimated fair value of securities held-to-maturity were as follows:

	March 31, 2008			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$34,428,132	$2,044,366	($10,484)	$36,462,014

	December 31, 2007			
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and local governments	$35,527,620	$1,686,858	($4,081)	$37,210,397

7

Denmark Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and estimated fair values of securities at March 31, 2008, by maturity were as follows:

	Securities Available-for-Sale		Securities Held-to-Maturity	
Amounts Maturing	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$1,496,088	$1,513,577	$1,095,000	$1,104,318
From one through five years	13,417,658	13,491,893	8,415,533	8,991,996
From five through ten years	9,510,576	9,452,875	14,051,512	14,826,983
After ten years	9,089,410	9,268,050	10,866,087	11,538,717
	$33,513,732	$33,726,395	$34,428,132	$36,462,014

At March 31, 2008, 8 debt securities have unrealized losses with aggregate depreciation of 3.4% from DSB's amortized cost basis. These unrealized losses relate principally to the increase in interest rates and are not due to changes in the financial condition of the issuer. In analyzing an issuer's financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, and industry analysts' reports. Since management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 3 - LOANS

Major categories of loans included in the loan portfolio are as follows:

	March 31, 2008	December 31, 2007
Real Estate:		
Residential	$91,504,720	$95,108,185
Commercial	57,908,027	59,169,245
Agricultural	43,765,496	43,444,746
Construction	21,854,110	22,722,952
	$215,032,353	$220,445,128
Commercial	$28,186,248	$33,241,114
Agricultural	38,091,431	39,582,154
Consumer and other	9,343,976	9,367,966
TOTAL	$290,654,008	$302,636,362

Changes in the allowance for loan losses were as follows:

	For the Three Months Ended March 31,		For the Year Ended December 31,
	2008	2007	2007
Balance, beginning of period	$5,870,512	$5,731,674	$5,731,674
Provision charged to operations	150,000	278,000	903,000
Recoveries	434,638	16,577	108,369
Charge-offs	(175,637)	(224,827)	(872,531)
Balance, end of period	$6,279,513	$5,801,424	$5,870,512

8

NOTE 4 - FAIR VALUE MEASUREMENT

Statement No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in a transaction between market participants on the measurement date. Some assets and liabilities are measured on a recurring basis while others are measured on a non-recurring basis, as required by U.S. generally accepted accounting principals. Statement No. 157 also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs defined in the standard that may be used to measure fair value are as follows:

Level 1: Quoted prices or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that are supported by little, if any, market activity. These unobservable inputs reflect estimates that market participants would use in pricing the asset or liability.

DBI used the following methods and significant assumptions to estimate fair value.

Assets Recorded at Fair Value on a Recurring Basis

Available-for-Sale Securities: Investment securities available-for-sale are recorded at fair value on a recurring basis. The fair value measurement of all of DBI's available-for-sale securities is currently determined by an independent provider using Level 2 inputs. The measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speed and default rates.

Assets measured at fair value on a recurring basis, are summarized in the table below:

Assets Recorded at Fair Value on a Nonrecurring Basis

Loans Held for Sale: Mortgage loans held for sale are recorded at the lower of cost or market value. The fair value is based on a market commitment for the sale of the loan in the secondary market. These loans are typically sold within one week of funding. DBI classifies mortgage loans held for sale as nonrecurring Level 2 assets. The fair value of student loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for similar assets. DBI also classifies student loans held for sale as nonrecurring Level 2 assets for fair value purposes.

Impaired Loans: As defined below in the Glossary of Loan Terms section, a loan is considered to be impaired when, based on current information or events, it is probable that not all amounts due will be collected according to the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral. The collateral value is determined based on appraisals and other market valuations for similar assets. Impaired loans are classified as nonrecurring Level 2 assets.

Assets measured as fair value on a nonrecurring basis, are summarized in the following table:

(1) In accordance with the provisions of SFAS 114, Impaired Loans with a carrying value of $5.6 million were written down to their fair value of $5.1 million.

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

Management believes that DBI's critical accounting policies are those relating to the allowance for loan and lease losses.

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

DSB's and DACC's boards of directors have approved policies to provide management with a systematic methodology to determine an appropriate allowance for loan and lease losses. This methodology includes a systematic loan grading system that requires quarterly reviews, identification of loans to be evaluated on an individual basis for impairment, results of independent reviews of asset quality and the adequacy of the allowance by regulatory agencies as an integral part of their examination process, consideration of current trends and volume of total nonperforming, past due, nonaccrual and potential problem loans, and consideration of national and local economic trends and industry conditions.

In applying the methodology, nonaccrual loans, restructured loans and potential problem loans, above a certain size, are reviewed to determine if they are impaired. Impaired loans are individually analyzed and an allowance amount is calculated for each one of these loans, based on the estimated fair value of collateral, in conjunction with FAS 114. Loans that are not impaired are segmented into groups by type of loan. The following loan types are utilized so that each segment of loans will have similar risk factors; 1) residential real estate, 2) agricultural real estate, 3) commercial real estate, 4) agricultural, 5) commercial, 6) consumer installment, and 7) other. In addition, based on internal reviews and external reviews performed by regulatory authorities, DSB and DACC further segregate loans that are not impaired by loan risk classification within each type of loan based on an assessment of risk for a particular loan. The applicable risk classifications are "special mention" and "substandard". A "substandard" loan is a loan that is inadequately protected by the current net worth and paying capacity of the borrower or of any collateral. Loans classified "substandard" have well-defined weaknesses that jeopardize liquidation and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected.

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

Management evaluates the appropriateness of the ALLL on a quarterly basis and submits to the board of directors of DSB each quarter a recommendation of the amount of a monthly provision for loan losses. If the mix and amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the ALLL and the provision for loan losses on the income statement could be materially affected. Management believes that the ALLL is appropriate as of March 31, 2008.

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157." This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those recognized at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption SFAS No. 157 had no significant effect on DBI's financial statements. For additional information on the fair value of certain financial assets and liabilities, see Note 4 - Fair Value Measurement to the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. As of January 1, 2008, DBI had the option to elect to carry specific financial assets and financial liabilities at fair value. SFAS No. 159 was adopted but DBI did not elect to record any financial assets or liabilities at fair value in accordance with SFAS No. 159.

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

Substandard - A "substandard" loan is a loan that is inadequately protected by the current sound net worth and paying capacity of the borrower or of any collateral. Loans classified "substandard" have well-defined weaknesses that jeopardize liquidation and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected.

Results of Operations

Net income for the quarter ended March 31, 2008, was $1,256,876, an increase of $487,274 or 63%, compared to $769,602, for the corresponding period in 2007. This increase was primarily the result of higher net interest income which increased by $390,355, a decrease in the provision for income taxes of $321,880, a decrease of $128,000 in the provision for credit losses, lower data processing expenses which fell by $90,058 and lower expenses associated with the operation of other real estate which declined $87,732. These items more than offset the one-time gain of $380,881 recognized last year during the same period for the sale of DBI's insurance subsidiary, an increase in salaries and employee benefits of $80,215 and an increase of $39,361 in the loss on sale of acquired properties.

Net interest income for the quarter ended March 31, 2008, was $3,607,975 an increase of $390,355 compared to the corresponding period in the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

This increase in net interest income is attributable to an increase in net interest spread due to a reduction in the cost of funds, slightly offset by a decline in the yield on earning assets. The average net interest rate spread increased 39 basis points from 2.86% during the first quarter of 2007 to 3.25% during the quarter ended March 31, 2008. DBI's yield on earning assets was 6.95% during the first quarter of 2007 compared to 6.92% during the quarter ended March 31, 2008. The average cost of funds was 3.67% during the most recent quarter, a decrease of 42 basis points compared to 4.09% for the quarter ended March 31, 2007. The average balance of interest-earning assets increased by $6.3 million while the volume of interest-bearing liabilities increased by $1.7 million during the first quarter of 2008 over average balances for the first quarter of 2007.

In the first quarter of 2008 DBI's provision for credit losses was $150,000 compared to $278,000 for the first quarter of 2007. Net recoveries of $259,001 were recognized in the first quarter of 2008 compared to net charge-offs of $208,250 during the corresponding period in the prior year. The net recovery position in 2008 was due to the collection of a personal guarantee of $320,000 during the first quarter.

Noninterest income for the three months ended March 31, 2008, was $354,986, a decrease of $402,868 compared to the corresponding period in 2007. The decrease is primarily attributable to the one-time gain on sale of the insurance book of business of $380,881 that was recognized during the first quarter of 2007.

Noninterest expense decreased by $49,907 or 2% during the three months ended March 31, 2008, compared to corresponding period in 2007. Data processing expenses decreased by $90,058 during the most recent quarter compared to the first quarter of 2007. DSB converted its core processing systems in January 2007. The majority of the decrease in data processing expenses is related to the non-recurrence of conversion costs that were recognized during the first quarter of 2007.

During the first quarter of 2008, DSB incurred $52,837 of expenses associated with its acquired properties. These expenses consisted primarily of costs for repairs, maintenance, real estate taxes, utilities, insurance and legal. This represented a decrease of $87,732 or 62% compared to the first quarter of 2007. This reduction in operating expenses was partially offset by an increase in losses recorded during the first three months of 2008 on the sales and write-downs of other real estate properties of $39,361 to $110,559. The number of properties held as of the end of the first quarter 2008 was 17 as compared to 25 properties as of the end of the same period for 2007. Management has made it a focus to further reduce the level of acquired properties.

The reductions in noninterest expenses above were partially offset by increases in salaries and benefits which increased $80,215 in the first quarter of 2008 from $1,508,843 during the first quarter of 2007. This can be attributed to regular salary increases and the increase in the number of full-time equivalent employees from 90 in the first quarter of 2007 to 94 as of March 31, 2008.

The decrease in the provision for income taxes was primarily the result of a favorable ruling on our interest expense deductions related to tax-exempt income. During the first quarter of 2008, DBI was notified that the Internal Revenue Service (IRS) had abandoned its position that banks need to combine the tax-exempt obligations of their investment subsidiaries with banks' municipal obligations when computing their interest disallowance, more commonly known as the TEFRA disallowance. The IRS will be refunding any tax, interest and penalties paid in connection with the bank audits. Based on this ruling, an anticipated tax refund related to the TEFRA disallowance of $355,289 was included in the tax calculation for first quarter 2008. As a result, for the three months ended March 31, 2008 and 2007, DBI recorded combined federal and state income tax benefits of $136,468 and income tax provisions of $185,412, respectively. These provisions reflect effective income tax rates of negative 12% in 2008 and 19% in 2007. Without the tax benefit recognized in 2008, DBI's effective income tax rate would have been 19.5%. DBI's combined statutory tax rate is 39%. The lower effective income tax rates are primarily attributable to certain federally tax exempt interest earned on state and local government investment securities as well as the tax refund previously mentioned.

Financial Condition

Total assets decreased by $15.4 million between December 31, 2007, and March 31, 2008. Available-for-sale investment securities increased by $17.5 million during the first quarter of 2008. Federal funds sold were reduced by $15.0 million to fund the growth of investment securities. The Federal Open Market Committee reduced the federal funds rate by 200 basis points during the quarter. The rate fell from 4.25% at year-end to 2.25% at quarter-end. Total loans decreased by $12.0 million during the first three months. The reduction in loans is discussed in more detail below.

Total non-interest bearing deposits decreased by $12.6 million during the first three months of 2008. Management attributes this decrease in part to a seasonal fluctuation but also to the closing of a corporate checking account that had a balance of $6.0 million at December 31, 2007. The corporation ceased operations during the first quarter of 2008. The corporation maintained an average balance of $1.3 million during 2007. Interest bearing deposits decreased by $1.6 million between March 31, 2008 and the prior year-end. Other borrowings also decreased by $1.6 million during the first three months of 2008.

As mentioned above, the investment portfolio had a net increase of $16.4 million during the first quarter of 2008. Due to the declining rate environment experienced since year-end, several U.S. Agency-issued bonds were called. In addition, the loan portfolio has experienced a decline since year-end, as previously noted. To offset these declines in assets, additional investments were purchased. The primary type of investments purchased were Corporate-issued collateralized mortgage obligations (CMOs). The issues purchased are rated AAA and are in a senior position related to the repayment of principal.

The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

During the first quarter of 2008 commercial loans not secured by real estate declined by $5.1 million. A large borrower experienced a seasonal fluctuation that resulted in a $2.3 million reduction from year-end to quarter-end. Management expects this borrower to maximize this line of credit during the second quarter. Another commercial borrower reduced its loans by $1.3 million as a result of a seasonal fluctuation. Residential real estate loans declined by $3.6 million primarily as a result of the refinancing of $2.8 million of fixed rate loans to the secondary mortgage market. Agricultural production loans fell by $1.5 million. High milk prices allowed the dairy sector to pay down loans incurred prior to year-end to pre-buy 2008 inventories of feed and supplies. Management attributes the decline in the loan portfolio to soft loan demand, aggressive efforts to collect past due loans and intense competition from other lenders.

The allowance for credit losses increased by $409,001 during the three months ended March 31, 2008. The collection of a $320,000 personal guarantee mentioned above contributed significantly to the increase in the allowance balance. The allowance equals 2.16% of total loans at March 31, 2008 compared to 1.94% at December 31, 2007. Nonaccrual loans totaled $8.9 million at quarter-end, an increase of $1 million compared to December 31, 2007. The increase is largely attributable to two commercial loan relationships that were placed on non-accrual during the first quarter of 2008. DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 4.08% at quarter end, compared to 4.02% at year-end. As of March 31, 2008, management has identified $20.6 million of potential problem loans compared to $15.1 million at year-end. DBI has no accruing loans that are past due 90 days or more. The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate (property acquired through foreclosure or in satisfaction of loans):

(1) Includes restructured loans of $2,378,592 and $2,410,491 as of March 31, 2008 and December 31, 2007, respectively.

Interest-bearing deposits decreased by $1,578,561 between December 31, 2007 and March 31, 2008. Interest bearing deposits consisted of the following:

Certificates of deposit decreased by $4.4 million during the first quarter. Certificate of deposit renewal interest rates have fallen more than 200 basis points causing some of those depositors to shift funds to money market accounts while others have withdrawn their funds to deposit with other financial institutions offering higher rates.

Stockholders' equity increased by $1,235,326 to $53,073,356 as of March 31, 2008. As of March 31, 2008, DBI's leverage ratio was 13.2%, the risk-based core capital ratio was 17% and the risk-based total capital ratio was 18.3%. DBI and DSB continue to maintain capital levels well above the regulatory minimum levels.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet DBI's needs for cash. Cash and cash equivalents decreased by $2.3 million during the first three months of 2008. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. The available-for-sale investment portfolio amounting to $33.7 million as of March 31, 2008, is readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds DBI also has off-balance sheet sources available to meet liquidity needs. DBI has unused lines of credit of $37.0 million as of March 31, 2008. Management believes DBI's liquidity position as of March 31, 2008, is adequate under current economic conditions.

Off-Balance Sheet Arrangements

DBI and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement DBI and its subsidiaries have in particular classes of financial instruments.The exposure of DBI and its subsidiaries to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of these instruments. DBI and its subsidiaries use the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. DBI and its subsidiaries require collateral or other security to support financial instruments with credit risk. The following table sets forth DBI's commitments to extend credit and standby letters of credit:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

DBI's primary market risk position has not materially changed from that disclosed in DBI's 2007 Form 10-K Annual Report.

Item 4. Controls and Procedures

DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures prior to the filing date of this report. Based on that evaluation, management believes that DBI's disclosure controls and procedures as of the end of the March 31, 2008 quarter are effective in ensuring that information required to be disclosed by DBI in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in DBI's internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended March 31, 2008, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

DENMARK BANCSHARES, INC. /s/ John P. Olsen
Date: April 25, 2008	John P. Olsen,
Principal Executive Officer and
President
/s/ Dennis J. Heim
Date: April 25, 2008	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer