Form 10-Q
period 2008-06-30
DENMARK BANCSHARES INC
filed 2008-08-04
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 4, 2008, there were 119,053 shares of the registrant's Common Stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report on Form 10-Q

For The Quarter Ended June 30, 2008

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	June 30, 2008 (Unaudited)	December 31, 2007
Assets		
Cash and due from banks	$10,923,812	$10,631,937
Federal funds sold	6,625,000	20,836,000
Investment Securities		
Available-for-sale, at fair value	36,205,905	16,187,633
Held-to-maturity, at cost	35,360,961	35,527,620
Total Investment Securities	$71,566,866	$51,715,253
Loans	289,386,322	302,636,362
Allowance for credit losses	(6,342,538)	(5,870,512)
Net Loans	$283,043,784	$296,765,850
Loans held for sale	332,110	937,846
Premises and equipment, net	8,271,578	8,568,794
Other investments, at cost	6,236,894	6,586,625
Accrued interest receivable	2,061,075	2,180,057
Other assets	12,082,556	11,711,276
TOTAL ASSETS	$401,143,675	$409,933,638
Liabilities		
Deposits		
Noninterest-bearing	$35,818,471	$45,090,344
Interest-bearing	262,389,680	263,863,481
Total Deposits	$298,208,151	$308,953,825
Short-term borrowings	14,082,368	20,746,640
Accrued interest payable	933,281	1,175,520
Other liabilities	1,836,185	1,469,623
Long-term debt	33,350,000	25,750,000
Total Liabilities	$348,409,985	$358,095,608
Stockholders' Equity		
Common stock, no par value, authorized 640,000 shares; outstanding 119,053	$18,173,975	$18,173,975
Treasury stock, at cost (2,477 shares)	(2,067,385)	(2,067,385)
Paid in capital	469,986	469,986
Retained earnings	36,457,495	35,096,323
Accumulated other comprehensive gain		
Unrealized gains (losses) on securities	(300,381)	165,131
Total Stockholders' Equity	$52,733,690	$51,838,030
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$401,143,675	$409,933,638

The accompanying notes are an integral part of these financial statements.

3

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income

(Unaudited)

	For the Quarter Ended June 30, 2008	June 30, 2007	For the Six Months Ended June 30, 2008	June 30, 2007
Interest Income				
Loans including fees	$5,103,643	$5,642,703	$10,605,310	$11,217,121
Investment securities:				
Taxable	435,908	220,104	831,694	407,299
Exempt from federal tax	464,379	477,491	928,949	966,929
Interest on federal funds sold	30,114	64,988	82,420	114,708
Other interest income	16,250	52,355	59,985	123,097
	$6,050,294	$6,457,641	$12,508,358	$12,829,154
Interest Expense				
Deposits	$1,966,752	$2,539,055	$4,338,342	$5,012,105
Short-term borrowings	98,262	374,397	282,039	766,645
Long-term debt	339,323	291,801	634,045	580,396
	$2,404,337	$3,205,253	$5,254,426	$6,359,146
Net interest income	$3,645,957	$3,252,388	$7,253,932	$6,470,008
Provision for Credit Losses	175,000	175,000	325,000	453,000
Net interest income after provision for credit losses	$3,470,957	$3,077,388	$6,928,932	$6,017,008
Other Income				
Service fees and commissions	$170,841	$187,241	$351,879	$378,992
Loan sale gains	16,248	13,850	43,483	22,001
Gain on sale of insurance assets	0	0	0	380,881
Other	202,919	151,047	349,632	328,118
	$390,008	$352,138	$744,994	$1,109,992
Other Expense				
Salaries and employee benefits	$1,636,554	$1,478,088	$3,225,612	$2,986,931
Occupancy expenses	316,675	348,992	662,525	697,846
Data processing expenses	169,329	134,543	340,075	395,347
Professional fees	93,447	64,147	190,874	145,173
Amortization of intangibles	48,098	48,098	96,196	97,720
Loss on sale of other real estate	28,925	160,167	139,484	231,365
Other real estate expenses	56,982	86,152	109,819	226,721
Other operating expenses	289,622	241,736	567,600	523,280
	$2,639,632	$2,561,923	$5,332,185	$5,304,383
Income before income taxes	$1,221,333	$867,603	$2,341,741	$1,822,617
Income tax expense	253,903	146,739	117,435	332,151
NET INCOME	$967,430	$720,864	$2,224,306	$1,490,466
Per Share				
Net income	$8.12	$6.06	$18.68	$12.52
Dividends declared	$7.25	$7.20	$7.25	$7.20
Weighted average shares outstanding	119,053	119,053	119,053	119,053

The accompanying notes are an integral part of these financial statements.

4

Denmark Bancshares, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

Reclassifications - Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current year.

At June 30, 2008, 15 debt securities have unrealized losses with aggregate depreciation of 4.2% from DSB's amortized cost basis. These unrealized losses relate principally to current market conditions for mortgage-backed securities and are not due to changes in the financial condition of the issuer. In analyzing the issuer's financial condition, management considers whether the securities are issued by government body or agency, whether a rating agency has downgraded the securities, and industry analysts' reports. Since management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) on SFAS No. 157-2, Effective Date of FASB SFAS No. 157. This FSP delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those recognized at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 157 had no significant effect on DBI's financial statements. For additional information on the fair value of certain financial assets and liabilities, see Note 5 - Fair Value Measurement to the consolidated financial statements below.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB SFAS No. 115. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. As of January 1, 2008, DBI had the option to elect to carry specific financial assets and financial liabilities at fair value. SFAS No. 159 was adopted but DBI did not elect to record any financial assets or liabilities at fair value in accordance with SFAS No. 159.

NOTE 5 - FAIR VALUE MEASUREMENT

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in a transaction between market participants on the measurement date. Some assets and liabilities are measured on a recurring basis while others are measured on a non-recurring basis, as required by U.S. generally accepted accounting principles. SFAS No. 157 also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs defined in the standard that may be used to measure fair value are as follows:

Level 1: Quoted prices for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

Impaired Loans: As defined below in the Glossary of Loan Terms section, a loan is considered to be impaired when, based on current information or events, it is probable that not all amounts due will be collected according to the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral. The collateral value is determined based on appraisals and other market valuations for similar assets. Under SFAS No. 157, the fair value of impaired loans is reported before selling costs of the related collateral, while SFAS No. 114 requires that impaired loans be reported on the balance sheet net of estimated selling costs. Therefore, significant estimated selling costs would result in the reported fair value of impaired loans being greater than the measurement value of impaired loans as maintained on the balance sheet. In most instances, selling costs were estimated for real estate-secured collateral and included broker commissions, legal and title transfer fees and closing costs. Impaired loans are classified as nonrecurring Level 2 assets.

Assets measured at fair value on a nonrecurring basis, are summarized in the following table:

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses ("ALLL") is an estimate of the losses that may be sustained in the loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that the loan be categorized as impaired when it is probable that DBI will not collect all principal and interest payments according to the loan's or lease's contractual terms. Guidelines for determining allowances for loan losses are also provided in the SEC Staff Accounting Bulletin No. 102 - "Selected Loan Loss Allowance Methodology and Documentation Issues" and the Federal Financial Institutions Examination Council's interagency guidance, "Interagency Policy Statement on the Allowance for Loan and Lease Losses" (the "FFIEC Policy Statement").

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

Management evaluates the appropriateness of the ALLL on a quarterly basis and submits to the board of directors of DSB each quarter a recommendation of the amount of a monthly provision for loan losses. If the mix and amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the ALLL and the provision for loan losses on the income statement could be materially affected. Management believes that the ALLL is appropriate as of June 30, 2008.

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

Nonaccrual Loan - DSB's policy is to place in nonaccrual status all loans which are contractually past due 90 days or more as to any payment of principal or interest and all other loans as to which reasonable doubt exists as to the full, timely collection of interest or principal based on management's view of the financial condition of the borrower. When a loan is placed on nonaccrual, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

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

Results of Operations

Net income for the quarter ended June 30, 2008, was $967,430, an increase of $246,566 or 34%, compared to $720,864, for the corresponding period in 2007. This increase was primarily the result of higher net interest income which increased by $393,569, a decrease in losses on the sale of other real estate of $131,242 and lower expenses associated with the operation of other real estate which declined $29,170. These items more than offset the increase in salaries and employee benefits of $158,466.

Net interest income for the quarter ended June 30, 2008, was $3,645,957 an increase of $393,569 compared to $3,252,388 recorded the corresponding period of the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

This increase in net interest income is attributable to an increase in net interest spread due to a reduction in the cost of funds, partially offset by a decline in the yield on earning assets. The average net interest rate spread increased 54 basis points from 2.86% during the second quarter of 2007 to 3.40% during the quarter ended June 30, 2008. DBI's yield on earning assets was 7.01% during the second quarter of 2007 compared to 6.52% during the quarter ended June 30, 2008, a decline of 49 basis points. The average cost of funds was 3.12% during the most recent quarter, a decrease of 103 basis points compared to 4.15% for the quarter ended June 30, 2007. The average balance of interest-earning assets increased by $3.0 million while the volume of interest-bearing liabilities decreased by $605,151 during the second quarter of 2008 over average balances for the second quarter of 2007.

For both the second quarter of 2008 and 2007 DBI's provision for credit losses was $175,000. Net charge-offs of $111,976 were recognized in the second quarter of 2008 compared to net charge-offs of $175,880 during the corresponding period in the prior year.

Noninterest income for the three months ended June 30, 2008, was $390,008, an increase of $37,870 compared to $352,138 during the corresponding period in 2007. The increase is primarily attributable to the receipt of interest and penalties of $43,207 from IRS refunds for 2002 and 2003.

Noninterest expense increased by $77,709 or 3% during the three months ended June 30, 2008, compared to corresponding period in 2007. The primary factor for the increase was salaries and employee benefits which was $158,466 higher than the corresponding period in 2007. This can be attributed to regular salary increases and the increase in the number of full-time equivalent employees from 90 in the second quarter of 2007 to 95 as of June 30, 2008. Data processing expenses increased $34,786 to $169,329 for the quarter ended June 30, 2008 from $134,543 for the same period in 2007. This increase is due, in part, to expenses related to the start up costs for a new product offering, payments for a new online timekeeping service and normal increases in processing fees. Professional fees increased $29,300 to $93,447 for the three months ended June 30, 2008 from $64,147 for the second quarter of 2007. This was primarily due to outsourced audit training and assistance. These increases were partially offset by declines in the costs associated with other real estate owned.

During the second quarter of 2008, DBI recognized losses on the sale of other real estate parcels of $28,925 which is a reduction of $131,242 or 82% as compared to losses of $160,167 during the second quarter of 2007. DBI incurred $56,982 of expenses associated with its acquired properties. These expenses consisted primarily of costs for repairs, maintenance, real estate taxes, utilities, insurance and legal. This represents a decrease of $29,170 or 34% when compared to $86,152 incurred during the second quarter of 2007. The number of properties held as of the end of the second quarter 2008 was 15 as compared to 23 properties as of the end of the same period for 2007. Management continues to focus on further reducing the level of acquired properties.

During the first quarter of 2008, DBI was notified that the Internal Revenue Service (IRS) had abandoned its position that banks need to combine the tax-exempt obligations of their investment subsidiaries with banks' municipal obligations when computing their interest disallowance, more commonly known as the TEFRA disallowance. Based on this ruling, an anticipated tax refund related to the TEFRA disallowance of $355,289 was included in the tax calculation for first quarter 2008. Refunds for 2002 and 2003 totaling $93,635 were received during the second quarter of 2008. The refunds were offset against the income tax receivable.

For the three months ended June 30, 2008 and 2007, DBI recorded combined federal and state income tax provisions of $253,903 and $146,739, respectively. These provisions reflect effective income tax rates of 21% in 2008 and 17% in 2007. DBI's combined statutory tax rate is 39%. The lower effective income tax rates are primarily attributable to certain federally tax exempt interest earned on state and local government investment securities.

Financial Condition

Total assets decreased by $8.8 million between December 31, 2007, and June 30, 2008. Available-for-sale investment securities increased by $20 million during the first six months of 2008. Federal funds sold were reduced by $14.2 million to fund the majority of the growth of investment securities. The Federal Open Market Committee reduced the federal funds rate by 200 basis points during the first quarter. The rate fell from 4.25% at year-end to 2.25% and remained at this level as of second quarter-end. Total loans decreased by $13.0 million during the first six months. The reduction in loans is discussed in more detail below.

As mentioned above, the investment portfolio had a net increase of $20 million during the first six months of 2008. Due to the declining rate environment experienced since year-end, several U.S. Agency-issued bonds were called. In addition, the loan portfolio has experienced a decline since year-end, also previously noted. To offset these declines in assets, additional investments were purchased. The primary type of investments purchased were Corporate-issued collateralized mortgage obligations (CMOs). The issues purchased are rated AAA and are in a senior position related to the repayment of principal.

The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

During the first six months of 2008 commercial loans not secured by real estate declined by $5.0 million. Commercial real estate loans declined by $4.4 million during the same period while construction loans fell by $2.6 million. Management attributes the declines in the commercial and construction loan portfolios to tighter underwriting standards, aggressive collection efforts and a soft local economy. Residential real estate loans declined by $2.3 million primarily as a result of the refinancing of $2.4 million of fixed rate loans to the secondary market.

Based on current market conditions, the decision was made during the second quarter of 2008 to designate the student loan portfolio as held-for-investment rather than available-for-sale as has been the practice in the past. The portfolio consists of $1,143,975 in loans that were essentially transferred at par value. The market value of these loans was approximately equal to par value based on quoted prices on securities backed by similar portfolios of student loans.

The allowance for credit losses increased by $472,026 during the six months ended June 30, 2008. The collection of a $320,000 personal guarantee during the first quarter contributed significantly to the increase in the allowance balance. The allowance equals 2.20% of total loans at June 30, 2008 compared to 1.94% at December 31, 2007. Nonaccrual loans totaled $8.7 million at quarter-end, an increase of $828,000 compared to December 31, 2007. The increase is largely attributable to two commercial loan relationships that were placed on non-accrual during the first quarter of 2008. DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.90% at quarter end, compared to 4.02% at year-end. As of June 30, 2008, management has identified $29.2 million of potential problem loans compared to $15.1 million at year-end. The increase is primarily the result of changes in the credit review process implemented by the Chief Credit Officer, who was hired in December, 2007. This increase does not necessarily correlate with increased allocations to the allowance. DBI has no accruing loans that are past due 90 days or more. The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate (property acquired through foreclosure or in satisfaction of loans):

(1) Includes restructured loans of $2,300,360 and $2,410,491 as of June 30, 2008 and December 31, 2007, respectively.

Total non-interest bearing deposits decreased by $9.3 million during the first six months of 2008. Management attributes this decrease in part to a seasonal fluctuation but also to the closing of a corporate checking account that had a balance of $6.0 million at December 31, 2007. The corporation ceased operations during the first quarter of 2008. The corporation maintained an average balance of $1.3 million during 2007.

Interest-bearing deposits decreased by $1,473,801 between December 31, 2007 and June 30, 2008. Interest bearing deposits consisted of the following:

Certificates of deposit decreased by $6.3 million during the first six months of 2008. Certificate of deposit renewal interest rates have fallen more than 200 basis points causing some of those depositors to shift funds to money market accounts while others have withdrawn their funds to deposit with other financial institutions offering higher rates.

Stockholders' equity increased by $895,660 to $52,733,690 as of June 30, 2008. As of June 30, 2008, DBI's leverage ratio was 13.3%, the risk-based core capital ratio was 17.1% and the risk-based total capital ratio was 18.3%. DBI and DSB continue to maintain capital levels well above the regulatory minimum levels.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet DBI's needs for cash. Cash and cash equivalents increased by $291,875 during the first six months of 2008. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. The available-for-sale investment portfolio amounting to $36.2 million as of June 30, 2008, is readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds DBI also has off-balance sheet sources available to meet liquidity needs. DBI has unused lines of credit of $31.3 million as of June 30, 2008. Management believes DBI's liquidity position as of June 30, 2008, is adequate under current economic conditions.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures prior to the filing date of this report. Based on that evaluation, management believes that DBI's disclosure controls and procedures as of the end of the period covered by this report are effective in ensuring that information required to be disclosed by DBI in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in DBI's internal controls over financial reporting or in other factors that have significantly affected these controls during the fiscal quarter covered by this report, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 4. Submission of Matters to a Vote of Security Holders
    The Company held its Annual Meeting of Shareholders on April 22, 2008.

    Directors elected at the Annual Meeting were Thomas N. Hartman, Michael L. Heim and Kenneth A. Larsen, Sr. Directors whose term of office continued after the meeting were Terese M. Deprey, Mark E. Looker, Edward Q. Opichka, D.D.S., Allen M. Peters and Thomas F. Wall.

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

DENMARK BANCSHARES, INC. /s/ John P. Olsen
Date: August 4, 2008	John P. Olsen,
Principal Executive Officer and
President
/s/ Dennis J. Heim
Date: August 4, 2008	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer