Form 10-Q
period 2008-09-30
DENMARK BANCSHARES INC
filed 2008-11-05
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(Address of principal executive offices, zip code)

(920) 863-2161

(Registrant's telephone number, including area code)

(Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

___ Large accelerated filer X Accelerated filer

___ Non-accelerated filer ___ Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 4, 2008, there were 119,053 shares of the registrant's common stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report on Form 10-Q

For The Quarter Ended September 30, 2008

Item 1. Financial Statements

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	September 30, 2008 (Unaudited)	December 31, 2007
Assets		
Cash and due from banks	$9,152,099	$10,631,937
Federal funds sold	1,055,000	20,836,000
Investment Securities		
Available-for-sale, at fair value	35,446,908	16,187,633
Held-to-maturity, at cost	36,216,820	35,527,620
Total Investment Securities	$71,663,728	$51,715,253
Loans	291,866,561	302,636,362
Allowance for credit losses	(6,366,788)	(5,870,512)
Net Loans	$285,499,773	$296,765,850
Loans held for sale	0	937,846
Premises and equipment, net	8,122,106	8,568,794
Other investments, at cost	4,452,911	6,586,625
Accrued interest receivable	2,180,523	2,180,057
Other assets	11,238,444	11,711,276
TOTAL ASSETS	$393,364,584	$409,933,638
Liabilities		
Deposits		
Noninterest-bearing	$34,456,536	$45,090,344
Interest-bearing	260,451,682	263,863,481
Total Deposits	$294,908,218	$308,953,825
Short-term borrowings	12,512,368	20,746,640
Accrued interest payable	867,901	1,175,520
Other liabilities	1,170,962	1,469,623
Long-term debt	30,850,000	25,750,000
Total Liabilities	$340,309,449	$358,095,608
Stockholders' Equity		
Common stock, no par value, authorized 640,000 shares; outstanding 119,053 shares	$18,173,975	$18,173,975
Treasury stock, at cost (2,477 shares)	(2,067,385)	(2,067,385)
Paid in capital	469,986	469,986
Retained earnings	37,266,138	35,096,323
Accumulated other comprehensive income (loss)		
Unrealized gains (losses) on securities	(787,579)	165,131
Total Stockholders' Equity	$53,055,135	$51,838,030
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$393,364,584	$409,933,638

The accompanying notes are an integral part of these financial statements.

3

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income

(Unaudited)

	For the Quarter Ended		For the Nine Months Ended	
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Interest Income				
Loans including fees	$4,948,972	$6,002,125	$15,554,283	$17,219,246
Investment securities:				
Taxable	478,758	199,339	1,310,451	606,638
Exempt from federal tax	470,001	461,642	1,398,950	1,428,571
Interest on federal funds sold	17,425	121,289	99,845	235,997
Other interest income	20,054	73,712	80,039	196,809
	$5,935,210	$6,858,107	$18,443,568	$19,687,261
Interest Expense				
Deposits	$1,801,890	$2,648,737	$6,140,232	$7,660,842
Short-term borrowings	99,011	350,211	381,050	1,116,856
Long-term debt	332,135	288,574	966,180	868,970
	$2,233,036	$3,287,522	$7,487,462	$9,646,668
Net interest income	$3,702,174	$3,570,585	$10,956,106	$10,040,593
Provision for Credit Losses	225,000	350,000	550,000	803,000
Net interest income after provision for credit losses	$3,477,174	$3,220,585	$10,406,106	$9,237,593
Other Income				
Service fees and commissions	$272,630	$201,988	$624,509	$581,005
Loan sale gains	12,233	9,824	55,716	31,825
Investment security sale gains	31,486	0	31,486	0
Gain on sale of insurance assets	0	0	0	380,881
Other	167,988	139,342	517,620	467,435
	$484,337	$351,154	$1,229,331	$1,461,146
Other Expense				
Salaries and employee benefits	$1,670,775	$1,534,580	$4,896,387	$4,521,511
Occupancy expenses	316,266	333,607	978,791	1,031,453
Data processing expenses	139,743	168,256	479,818	563,603
Professional fees	76,195	114,616	267,069	259,789
Amortization of intangibles	48,097	48,097	144,293	144,293
Loss on sale of other real estate	353,026	90,644	492,510	322,009
Other real estate expenses	123,705	83,336	233,524	310,057
Other operating expenses	271,999	237,985	839,599	762,789
	$2,999,806	$2,611,121	$8,331,991	$7,915,504
Income before income taxes	$961,705	$960,618	$3,303,446	$2,783,235
Income tax expense	153,062	181,692	270,497	513,843
NET INCOME	$808,643	$778,926	$3,032,949	$2,269,392
Per Share				
Net income	$6.80	$6.54	$25.48	$19.06
Dividends declared	$0.00	$0.00	$7.25	$7.20
Weighted average shares outstanding	119,053	119,053	119,053	119,053

The accompanying notes are an integral part of these financial statements.

4

Denmark Bancshares, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments necessary to present fairly the financial position of Denmark Bancshares, Inc. ("DBI"), its results of operations and cash flows for the periods presented. All adjustments necessary for the fair presentation of the financial statements are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in DBI's latest annual report on Form 10-K. DBI's subsidiaries are Denmark State Bank ("DSB"), Denmark Agricultural Credit Corporation ("DACC") and McDonald-Zeamer Insurance Agency, Inc. ("McDonald"). On January 2, 2007, McDonald sold its insurance book of business and agreed to exit the insurance business for a period of three years.

Reclassifications - Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current year.

At September 30, 2008, 18 debt securities with an aggregate amortized cost of $18.6 million have unrealized losses with aggregate depreciation of 9.3% from DSB's amortized cost basis. These unrealized losses relate principally to current market conditions for mortgage-backed securities and are not due to changes in the financial condition of the issuer. Detailed analysis, including delinquency percentages, credit scores and collateral type, was performed on two of the corporate-issued collateralized mortgage obligations with the most significant declines in fair value. Collateral performance was analyzed and given the class of holdings for these issuances, there is no loss of principal anticipated. Given this analysis and the fact that management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary. DSB does not hold any stock in the Federal Home Loan Mortgage Corp. (FHLMC or Freddie Mac) or the Federal National Mortgage Corp. (FNMA or Fannie Mae).

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

Assets measured at fair value on a recurring basis, are summarized in the table below:

Assets Recorded at Fair Value on a Nonrecurring Basis

Loans Held for Sale: Mortgage loans held for sale are recorded at the lower of cost or market value. The fair value is based on a market commitment for the sale of the loan in the secondary market. These loans are typically sold within one week of funding. DBI classifies mortgage loans held for sale as nonrecurring Level 2 assets. As of September 30, 2008, there were no loans held for sale.

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

Assets measured at fair value on a nonrecurring basis, are summarized in the following table:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report may contain certain forward-looking statements, including without limitation, statements regarding results of operations, the appropriateness of the allowance for loan losses, the amounts of charge-offs and recoveries, capital to assets ratios, capacity for paying dividends and liquidity. These statements speak of DBI's plans, goals, beliefs or expectations, refer to estimates or use similar terms. Forward looking statements can generally be identified because they contain words and phrases such as "may," "project," "are confident," "should," "predict," "believe," "plan," "expect," "estimate," "anticipate," and similar expressions. These forward looking statements are inherently uncertain and actual results may differ from Company expectations. The factors that, among others, could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the local economy; (iii) fluctuations in market rates and prices which can negatively affect net interest margin, asset valuations and expense expectations; (iv) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies, and (v) the factors set forth in Item 1A of DBI's Annual Report on Form 10-K for the year ended December 31, 2007 (the "2007 Annual Report") which item is incorporated herein by reference, as well as other risks identified in this Report. When reviewing forward looking statements to make decisions with respect to DBI, investors and others are cautioned to consider these and other risks and uncertainties. All forward-looking statements contained in this report are based upon information presently available and DBI assumes no obligation to update any forward-looking statements.

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

Management evaluates the appropriateness of the ALLL on a quarterly basis and submits to the board of directors of DSB each quarter a recommendation of the amount of a monthly provision for loan losses. If the mix and amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the ALLL and the provision for loan losses on the income statement could be materially affected. Management believes that the ALLL is appropriate as of September 30, 2008.

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

Substandard - A "substandard" loan is a loan that is inadequately protected by the current net worth and paying capacity of the borrower or the value of any collateral. Loans classified "substandard" have well-defined weaknesses that jeopardize prospects for liquidation and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected.

Results of Operations

Net income for the quarter ended September 30, 2008, was $808,643, an increase of $29,717 or 3.8%, compared to $778,926 for the corresponding period in 2007. This increase was primarily the result of a $133,183 increase in non-interest income, higher net interest income which increased by $131,589 and a decrease in the provision for credit losses which declined $125,000. These items offset a $262,382 increase in losses on the sale of other real estate of and higher salaries and employee benefits which increased $136,195.

Net interest income for the quarter ended September 30, 2008 was $3,702,174, an increase of $131,589 or 3.7%, compared to $3,570,585 recorded for the corresponding period of the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

This increase in net interest income is attributable to an increase in net interest spread due to a reduction in the cost of funds, partially offset by a decline in the yield on earning assets. The average net interest rate spread increased 33 basis points from 3.15% during the third quarter of 2007 to 3.48% during the quarter ended September 30, 2008. DBI's yield on earning assets was 7.37% during the third quarter of 2007 compared to 6.36% during the quarter ended September 30, 2008, a decline of 101 basis points. The average cost of funds was 2.88% during the most recent quarter, a decrease of 134 basis points compared to 4.22% for the quarter ended September 30, 2007. The average balance of interest-earning assets increased by $859,507 while the volume of interest-bearing liabilities decreased by approximately $2 million during the third quarter of 2008 over average balances for the third quarter of 2007. During the third quarter of 2007, there was $261,103 of interest on nonaccrual loans recognized that was collected during the first seven months of 2007 but had previously been deferred. Excluding the effect of this nonaccrual interest would have resulted in an average net interest rate spread of 2.87% and a yield on earning assets of 7.09% for the third quarter of 2007.

For the third quarter of 2008 DBI's provision for credit losses was $225,000 as compared to $350,000 during the same period of 2007. Net charge-offs of $200,749 were recognized in the third quarter of 2008 compared to net charge-offs of $105,464 during the corresponding period in 2007.

Noninterest income for the three months ended September 30, 2008, was $484,337, an increase of $133,183 or 38% compared to $351,154 during the corresponding period in 2007. The increase is primarily attributable to an increase in brokerage fees and commissions of $65,352 in the third quarter of 2008 over the same period in 2007 as well as $31,486 in securities gains recognized in the quarter-ended September 30, 2008. The decision was made to restructure some holdings in the investment portfolio by selling three agency step-up securities and replacing them with one agency mortgage-backed security. This decision was based on a number of positive factors including a decrease in liquidity and option risk, increasing the yield by 2 basis points and recognizing the gain all while maintaining a comparable level of credit risk.

Noninterest expense for the three months ended September 30, 2008 increased by $388,685 or 15%, compared to corresponding period in 2007. The primary factors for the increase were an increase in the loss on sale of other real estate owned of $262,382 during the third quarter of 2008 versus the third quarter of 2007, as well as a $136,195 increase in salaries and employee benefits during the quarter ended September 30, 2008 over the corresponding quarter in 2007. This can be attributed to regular salary increases and an increase in the number of full-time equivalent employees from 89 in the third quarter of 2007 to 95 as of September 30, 2008.

During the third quarter of 2008, DBI recognized losses on the sale or write-down of other real estate parcels of $353,026, which is an increase of $262,382 or 289.5% compared to losses of $90,644 during the third quarter of 2007. DBI sold 11 such properties during the current quarter and took write-downs on an additional 7 properties. DBI incurred $123,705 of expenses associated with its acquired properties. These expenses consisted primarily of real estate taxes, costs for repairs, maintenance, utilities, insurance and legal. This represents an increase of $40,369 or 48% when compared to $83,336 incurred during the third quarter of 2007. Management continues to focus on further reducing the level of acquired properties.

During the first quarter of 2008, DBI was notified that the Internal Revenue Service (IRS) had abandoned its position that banks need to combine the tax-exempt obligations of their investment subsidiaries with banks' municipal obligations when computing their interest disallowance, more commonly known as the TEFRA disallowance. Based on this ruling, an anticipated tax refund related to the TEFRA disallowance of $355,289 was included in the tax calculation for first quarter 2008. Refunds for 2002 and 2003 totaling $93,635 were received during second quarter 2008. The refunds were offset against the income tax receivable.

For the three months ended September 30, 2008 and 2007, DBI recorded combined federal and state income tax provisions of $153,062 and $181,692, respectively. These provisions reflect effective income tax rates of 16% in 2008 and 19% in 2007. DBI's combined statutory tax rate is 39%. The lower effective income tax rates are primarily attributable to certain federally tax exempt interest earned on state and local government investment securities.

Financial Condition

Total assets decreased by $16.6 million between December 31, 2007, and September 30, 2008. Investment securities increased by $19.9 million during the first nine months of 2008. Federal funds sold were reduced by $19.8 million to fund the growth of investment securities. The Federal Open Market Committee reduced the federal funds rate by 225 basis points during the first three quarters of 2008, from 4.25% at December 31, 2007 to 2.00% as of the end of the third quarter. Total loans decreased by $10.8 million during the first nine months. The reduction in loans is discussed in more detail below.

As mentioned above, the investment portfolio had a net increase of $19.9 million during the first nine months of 2008. Due to the declining rate environment experienced since year-end, several U.S. Agency-issued bonds were called. To offset these declines, as well as the previously noted declines in the loan portfolio, additional investments were purchased. The primary type of investments purchased were corporate-issued collateralized mortgage obligations (CMOs). The issues purchased are rated AAA and are in a senior position related to the repayment of principal. Refer to Note 2 above for additional information on the investment portfolio.

The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

During the first nine months of 2008, commercial real estate loans declined by $8.9, or $15.1%, million while construction loans fell by $3.1 million, or 13.5%. Management attributes the declines in the commercial and construction loan portfolios to tighter underwriting standards, aggressive collection efforts and a soft local economy. Agricultural loans not secured by real estate declined by $1.4 million, or 3.6%, during the same period.

Based on current market conditions, DBI decided during the second quarter of 2008 to designate its student loan portfolio as held-for-investment rather than available-for-sale, as had been the practice in the past. The portfolio was essentially redesignated at par value as of June 30, 2008. The market value of these loans was approximately equal to par value based on quoted prices on securities backed by similar portfolios of student loans.

The allowance for credit losses increased by $496,276 during the nine months ended September 30, 2008. The collection of a $420,000 personal guarantee during the first quarter on a loan charged against the allowance in a previous period contributed significantly to the increase in the allowance balance. The allowance equals 2.18% of total loans at September 30, 2008 compared to 1.94% at December 31, 2007. Nonaccrual loans totaled $7.8 million at September 30, 2008, a decrease of $104,000 compared to December 31, 2007. DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.75% at September 30, 2008, compared to 4.02% at year-end 2007. As of September 30, 2008, management has identified $33.9 million of potential problem loans compared to $15.1 million at year-end 2007. This increase is primarily the result of changes in the credit review process implemented by the Chief Credit Officer, who was hired in December 2007, and does not necessarily correlate with increased allocations to the allowance. DBI has no accruing loans that are past due 90 days or more. The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate (property acquired through foreclosure or in satisfaction of loans):

(1) Includes restructured loans of $1,828,654 and $2,410,491 as of September 30, 2008 and December 31, 2007, respectively.

Non-interest bearing deposits decreased by $10.6 million, or 23.6%, during the first nine months of 2008. Management attributes this decrease in part to a seasonal fluctuation but also to the closing of a corporate checking account of a customer that ceased operations during the first quarter of 2008 that had a balance of $6.0 million at December 31, 2007.

Interest-bearing deposits decreased by $3.4 million between December 31, 2007 and September 30, 2008. Interest bearing deposits consisted of the following:

Certificates of deposit decreased by $5.9 million, or 4.2%, during the first nine months of 2008. Certificate of deposit renewal interest rates have fallen more than 200 basis points causing some of those depositors to shift funds to money market accounts while others have withdrawn their funds to deposit with other financial institutions offering higher rates.

Short-term borrowings decreased by $8.2 million, or 39.7%, as of September 30, 2008 when compared to the prior year-end while long-term borrowings increased by $5.1 million, or 19.8%, during the same period. This is primarily due to locking $4.0 million of short-term borrowings into long-term funds given the favorable rate environment, as well as borrowing an additional $4.0 million to fund a new in-house mortgage product. These increases in long-term borrowings were partially offset by the retirement of a $2.5 million note that matured during the third quarter of 2008.

Stockholders' equity increased by $1.2 million to $53.1 million as of September 30, 2008. As of September 30, 2008, DBI's leverage ratio was 13.4%, its risk-based core capital ratio was 17.4% and its risk-based total capital ratio was 18.7%. DBI and DSB continue to maintain capital levels well above the regulatory minimum levels.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet its needs. Cash and cash equivalents decreased by $1.5 million, or 13.9% during the first nine months of 2008 but still total over $9 million. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. The available-for-sale investment portfolio amounting to $35.4 million as of September 30, 2008, is readily convertible to cash if needed for liquidity purposes.

In addition to on-balance sheet sources of funds, DBI also has off-balance sheet sources available to meet liquidity needs. Specifically, DBI has unused lines of credit of $35.5 million as of September 30, 2008. Management believes DBI's liquidity position as of September 30, 2008 is adequate under current economic conditions.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, management believes that DBI's disclosure controls and procedures are effective as of the end of the period covered by this report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There were no significant changes in DBI's internal controls over financial reporting or in other factors that have significantly affected these controls during the fiscal quarter covered by this report, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 1A. Risk Factors

In addition to the risk factor detailed below, a discussion of the risks that may affect DBI's business can be found at Item 1A - Risk Factors of DBI's Annual Report on Form 10-K for the year ended December 31, 2007.

DBI May Be Adversely Affected by Current Economic and Market Conditions

The national and global economic downturn has recently resulted in unprecedented levels of financial market volatility which may depress overall the market value of financial institutions, limit access to capital, or have a material adverse effect on the financial condition or results of operations of banking companies in general and DBI in particular. In addition, the possible duration and severity of the adverse economic cycle is unknown and may exacerbate DBI's exposure to credit risk. The United States Department of the Treasury and the Federal Deposit Insurance Corporation have instituted programs to address economic stabilization, yet the efficacy of these programs in stabilizing the economy and the banking system in general are uncertain. Details as to DBI's participation, if any, in such programs and their subsequent impact on DBI also remain uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2008, DBI did not sell any equity securities which were not registered under the Securities Act of 1933, as amended, or repurchase any of its equity securities.

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

DENMARK BANCSHARES, INC. /s/ John P. Olsen
Date: November 4, 2008	John P. Olsen,
Principal Executive Officer and
President
/s/ Dennis J. Heim
Date: November 4, 2008	Dennis J. Heim
Vice President and Treasurer,
Principal Financial and
Accounting Officer