Form 10-K
period 2008-12-31
DENMARK BANCSHARES INC
filed 2009-03-13
CIK 885531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008, was $83,517,129 (106,663 shares at $783 per share, which is equal to the weighted average purchase price of shares sold during the registrant's second fiscal quarter, according to information available to the registrant).

As of March 2, 2009, there were 119,053 shares of the registrant's Common Stock (no par value) issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Documents*	Part of Form 10-K into Which Portions of Documents are Incorporated
Annual Report to Shareholders for the fiscal year ended December 31, 2008	Parts I, II and IV
Proxy Statement for Annual Meeting of Shareholders on April 28, 2009	Parts II and III
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

Securities and Exchange Commission Availability of Filings on Company Web Site

DBI electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Current Report) and Schedule 14A (Proxy Statement). DBI may file additional forms including amendments to these forms. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov, in which all forms filed electronically may be accessed. Additionally, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC and additional shareholder information are available free of charge as soon as reasonably practicable after such reports are electronically filed on DSB's website: www.denmarkstate.com/inv_relations.htm on the "SEC Filings" link.

DSB

DSB offers a full line of retail banking services, including checking, time deposits of various types, loans for business, real estate and personal use, and other miscellaneous banking services. DSB employs two experienced investment representatives that provides financial planning and sells annuities, mutual funds and other investment securities. DSB has six offices, serving primarily Brown, Kewaunee, Manitowoc and Outagamie Counties. DSB also has seven automated teller machines at various locations throughout its market area. DSB also offers home and business banking 24 hours a day via telephone or personal computer. These services allow customers to transfer funds between accounts and inquire about their balances or recent transaction activity as well as providing information about current interest rates.

No significant portion of the loan portfolio of DSB is concentrated in one individual or group of individuals, and management believes that the portfolio's industry weighting is prudent. Seasonal factors do not materially affect the size or quality of the loan portfolio of DSB. Set forth below is a schedule of the concentration of DBI's loans, including loans of DSB and DACC, at December 31, 2008:
	Year Ended December 31,
	2008	2007	2006	2005	2004
(In thousands)
Real Estate - Residential	$93,693	$95,108	$98,319	$110,666	$108,830
Real Estate - Commercial	53,828	59,169	60,496	63,211	51,240
Real Estate - Agricultural	47,405	43,445	39,858	34,980	31,621
Real Estate - Construction	20,200	22,723	27,621	29,159	28,179
Commercial	34,172	33,241	35,826	39,766	33,931
Agricultural	41,249	39,582	34,783	36,261	34,732
Consumer and other	10,234	9,368	9,128	11,028	11,304
TOTAL	$300,781	$302,636	$306,031	$325,071	$299,837

DSB offers a broad range of loans to individuals, businesses and farmers in its primary service area. DSB does not lend to foreign borrowers. Loans secured by residential real estate consist primarily of first lien mortgages on one-to-four family residential properties and represent DSB's largest category of loans. These loans, which can be amortized up to 30 years, are written primarily at fixed rates for one, three or five years. At the end of the term, the loan may be extended with payments based on interest rates prevailing at that time. A down payment of at least 20% is generally required for loan approval. DSB also makes home equity loans for a variety of purposes including education expenses, automobile purchases, debt consolidation, home improvements and other needs with flexible repayment terms.

Loans secured by commercial or agricultural real estate, can be amortized up to 25 years and generally require a minimum down payment of 20% in cash or other collateral. Loans secured by commercial and agricultural real estate generally entail more risk than loans secured by residential real estate. These loans typically involve larger balances to single borrowers. Repayment of the loan is usually dependent on the cash flow and success of the business occupying the property. The value of the real estate may be impacted by environmental issues or by supply and demand conditions in the market for commercial and retail space. DSB tries to mitigate this by requiring an environmental questionnaire and appraisals for all loans in excess of $1 million and by requiring a higher initial down payment. DSB also requires that the borrower submit annual financial information.

Loans secured by construction real estate consist primarily of loans related to one-to-four family residential development. Construction loans generally have terms up to one year and do not require amortization of the loan balance during the term. Construction loans present a higher degree of risk than permanent real estate loans. A borrower's ability to complete construction may be affected by a variety of factors such as cost overruns and construction delays caused by adverse weather conditions, contractor delays or other problems. DSB generally requires a minimum down payment of 20% in cash or other collateral.

Commercial and agricultural loans consist of secured loans to fund seasonal fluctuations, purchase equipment, livestock, vehicles, and other fixed assets. These loans may be structured as term loans or as revolving lines of credit. The term loans generally have a repayment schedule of up to seven years. The revolving lines of credit are generally secured by accounts receivable, inventory or other business assets. Revolving lines of credit are generally reviewed on an annual basis and usually require substantial repayment of principal during the course of the year. In addition to securing these loans with business and farm assets, DSB often obtains personal guarantees from principals of the borrower. DSB normally requires a minimum down payment of at least 25% in cash or other collateral for these loans.

Consumer and other loans consists of a wide variety of loans both secured and unsecured to individuals for an array of personal needs. These loans include installment, single payment notes, overdraft protection lines of credit and credit card loans.

Denmark Agricultural Credit Corporation

DACC commenced business in 1986 to provide a source of funds for farm loans and to provide a source of liquidity for DSB. As of the close of the fiscal year, DACC had a $30 million line of credit from AgriBank, FCB. DACC originates loans and purchases loans from DSB and other financial institutions. As of December 31, 2008, DACC held agricultural loans totaling $28.2 million. In 2008 the net income of DACC was equal to 21.9% of the consolidated net income of DBI.

Areas Serviced by DBI; Competition

DBI serves Brown, Kewaunee, Manitowoc and Outagamie Counties, including the villages of Denmark, Bellevue, Maribel, Reedsville, Whitelaw and Wrightstown. The local economy of the area served is based on agriculture and light industry but the extended service area has a generally diversified economy. The local economic conditions prevailing at year-end varied by county but each county experienced higher unemployment than one year earlier. The area's unemployment rate is lagging the national unemployment rate by about 2%. As of December 2008, the unemployment rate in Brown County was 5.4% compared to 5.3%, 6.0% and 5.7% for Kewaunee, Manitowoc and Outagamie Counties, respectively. As of December 2007, the unemployment rate in Brown County was 4.3% compared to 4.4%, 5.0% and 4.4% for Kewaunee, Manitowoc and Outagamie Counties, respectively. For the third consecutive year Brown County experienced a decline in the residential housing market. In Brown County, home sales were down 19% to 2,205 units, compared to 2,716, 2,809 and 2,891 during 2007, 2006 and 2005, respectively. The median price of a home in Brown County fell 0.6% to $148,300, compared to $149,200, $150,700 and $151,400 during 2007, 2006 and 2005, respectively. Brown County's statistics were similar to the statewide results for Wisconsin which experienced a 19.2% decline in the number of home sales and a 3.7% drop to $158,000 in the median sales price.

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

The agricultural economy experienced a year of high price volatility in commodity prices during 2008. Wisconsin farmers' net income estimated at $2.3 billion was down about 12.5% or $330 million from 2007's record high of approximately $2.6 billion. 2008 net farm income is the second highest ever recorded and more than double the net farm income of $1.1 billion recorded in 2006. Milk prices averaged marginally lower than the prior year but December prices were nearly $5 per hundredweight lower the average for the year. According to a report by the Wisconsin Department of Agricultural and Applied Economics at the University of Wisconsin-Madison and the Cooperative Extension of the University of Wisconsin, during 2008 milk prices averaged just about $19 per hundredweight compared to averages of $19, $13 and $16 for the years 2007, 2006 and 2005, respectively.

The number of Wisconsin dairy farms has significantly declined from more than 21,800 in 1999 to less than 13,448 currently in operation. One year earlier there were 13,962 licensed dairy herds in Wisconsin. Larger dairy units have replaced many of the smaller family farms and the average herd size is now 93 dairy cows. As a result DBI has a smaller pool of agricultural borrowers to lend to while competing with a similar number of agricultural lenders.

The financial services industry is highly competitive. DBI faces intense competition from financial institutions in Denmark and surrounding markets, and from non-bank financial institutions, such as mutual funds, brokerage firms and insurance companies that have aggressively expanded into markets traditionally served by banks. Many of DBI's non-bank competitors are not subject to the same degree of regulation as is imposed on bank holding companies, federally insured banks and Wisconsin-chartered state banks. As a result, such non-bank competitors may have advantages over DBI in providing certain services. DBI also competes indirectly with regional and national financial institutions, many of which have greater liquidity, lending limits, access to capital and market recognition, resources and banking experience than DBI.

Employees of DBI

At December 31, 2008, DSB had 97 full-time equivalent employees. DBI considers its relationship with its employees to be excellent.

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

The Current Financial Crisis Affecting the Banking System, Financial Markets and Economic Conditions Generally, May Significantly Affect our Financial Condition, Results of Operations, Liquidity or Stock Price.

The recently enacted Emergency Economic Stabilization Act of 2008 and American Recovery and Reinvestment Act of 2009 were signed into law in response to the financial crisis affecting the banking system, financial markets and economic conditions generally. There have been numerous actions by the U.S. Treasury, the Federal Reserve Board, the FDIC and others to address the current liquidity and credit crisis. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. The regulatory initiatives may not have their desired effects. The capital and credit markets have been experiencing volatility and disruption for more than a year. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition, results of operations and liquidity could be materially and adversely affected. A prolonged recession with higher unemployment and further declines in real estate values could lead to increased charge-offs resulting in higher provisions for loan losses and DBI's investments in privately issued mortgage-backed securities could become other-than-temporarily impaired and require charges to earnings or experience economic losses. Large loan losses or write-downs to the securities portfolio could result in net operating losses and, among other things, lead to increased regulatory scrutiny, increased FDIC insurance premiums, liquidity issues, loss of access to credit markets and suspension of dividends.

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

DBI's Concentration in Agricultural-Related Loans May Adversely Impact DBI's Results if the Economy Worsens

DBI has a concentration of agricultural-related loans amounting to approximately 30% of total loans as of December 31, 2008. The factors that influence the agricultural economy are complex and difficult to predict. These factors include, among other things, (i) the weather's effect on feed quality and quantity; (ii) the effect of governmental support programs on feed grain and dairy prices; (iii) import and export markets; (iv) energy costs as they relate to fuel and fertilizer costs; (v) interest rates; (vi) supply and demand for feed grain and dairy; and (vii) market fluctuations created by consumer reaction to animal health issues. If agricultural conditions become unfavorable in Wisconsin, the businesses of DBI's agricultural clients and their ability to repay outstanding loans may be negatively affected. As a consequence, DBI's results of operations and financial condition may be adversely affected.

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

Significant Competition May Limit DBI's Potential for Success

The financial services industry is highly competitive. DBI faces intense competition from financial institutions in Denmark and surrounding markets, and from non-bank financial institutions, such as mutual funds, brokerage firms and insurance companies that have aggressively expanded into markets traditionally served by banks. Many of DBI's non-bank competitors are not subject to the same degree of regulation as are imposed on bank holding companies, federally insured banks and Wisconsin-chartered state banks. As a result, such non-bank competitors may have advantages over DBI in providing certain services. DBI also competes indirectly with regional and national financial institutions, many of which have greater liquidity, lending limits, access to capital and market recognition, resources and banking experience than DBI.

Loss of Key Personnel Could Adversely Impact DBI's Results

DBI's and DSB's success has been and will be greatly influenced by their continuing ability to retain the services of their existing senior management and, as they expand, to attract and retain additional qualified senior and middle management. DBI entered into a nonqualified deferred compensation agreement with Carl T. Laveck, Chief Credit Officer of DSB, to discourage him from leaving before January 2014. DBI has not entered into any other employment agreements or other contractual arrangements with its key personnel. The unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on DBI's and DSB's business and financial results.

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

Each of the foregoing properties is in good condition and is suitable for banking operations. A portion of the lower level of the Maribel office is leased to an unaffiliated third-party. All of the other properties are solely occupied by DBI.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

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

Unregistered Sales of Equity Securities and Use of Proceeds

DBI had no common stock purchases during the fourth quarter of 2008. DBI announced a Stock Repurchase Policy on March 30, 1995, as an accommodation to shareholders. DBI limited purchases under the Policy in any six-month period to less than six percent of the common shares outstanding. The Policy had no fixed expiration date, although DBI could terminate the Policy at any time. On September 11, 2006, the Policy was suspended. DBI was not soliciting or encouraging shareholders to sell shares under the Policy.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, including the notes thereto and the Report of Independent Registered Public Accounting Firm, required by this item are contained in the sections captioned "Consolidated Financial Statements" and "Notes to the Consolidated Financial Statements" in the 2008 Annual Report and are incorporated herein by reference. The supplementary data required by this item is contained in the section captioned "Selected Financial Information" under the heading "Quarterly Financial Information".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information in DBI's proxy statement, prepared for the 2009 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Ratification of Selection of Independent Public Accountants," is incorporated herein by reference.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures prior to the filing date of this report. Based on that evaluation, management believes that DBI's disclosure controls and procedures as of the end of the 2008 fiscal year are effective in ensuring that information required to be disclosed by DBI in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in DBI's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Internal Control Over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting is on page 8 of the 2008 Annual Report and is incorporated herein by reference.

The effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by Wipfli LLP, an independent registered public accounting firm, as stated in their report dated February 24, 2009, which is on page 7 of the 2008 Annual Report and is incorporated herein by reference.

Item 9B. other information

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the captions "Proposal I - Election of Directors", "Section 16 (a) Beneficial Ownership Reporting Compliance", "Code of Ethics", "Corporate Governance", and "Audit Committee Report" in DBI's proxy statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference. Certain information with respect to DBI's other executive officers is set forth below:

NAME	AGE	POSITION
Jill S. Feiler	39

Ms. Feiler has served as Vice President of DSB since November 2006. Prior thereto she was a Vice President and Branch Manager of M&I Bank. Ms. Feiler is responsible for DBI's retail banking operations.

Dennis J. Heim	49

Mr. Heim has served as Vice President of DBI since 1995 and Treasurer since 1993. Mr. Heim has also served as Senior Vice President and Chief Financial Officer of DSB since January 1999. Mr. Heim has held other positions with DSB since 1983. Dennis J. Heim is the brother of Michael L. Heim, a director of DBI and DSB.

Linda L. Johanek	44	Ms. Johanek has served as a Vice President of DSB since 2007. Prior to May 2007, she was a Human Resources Manager of Associated Bank since 2003. Ms. Johanek is the Human Resource Director for DSB.
Carl T. Laveck	66

Mr. Laveck has served as Executive Vice President and Chief Credit Officer of DSB since December 2007. Prior thereto he was a Regional President for US Bank, managing offices in Sheboygan and Manitowoc Counties and served in other capacities since 1985. Mr. Laveck is responsible for DSB's business banking, mortgage banking, credit administration and loan operations.

Lonnie A. Loritz	49

Ms. Loritz has served as a Vice President of DSB since 2004. Prior to 2004, she was an Assistant Vice President of DSB since 2001. Ms. Loritz has held other positions with DSB since 1994. Ms. Loritz is responsible for DSB's Loan Operations.

John P. Olsen	58

Mr. Olsen has served as President of DBI and DSB since September 2006. Mr. Olsen served as President of DACC since 1986, as Treasurer since 1996 and as a director of DACC since 1985. Mr. Olsen had served as a Senior Vice President and Chief Credit Officer of DSB since January 1999. Mr. Olsen has held other positions with DSB since 1985.

Kimberly J. Tess	38

Ms. Tess has served as an Assistant Vice President of DSB since October 2007. Prior thereto she was the Audit Supervisor of Baylake Bank since 1999 and also served as Controller for a short time. Ms. Tess serves as the Controller of DSB.

Glenn J. Whipp	57	Mr. Whipp has served as Vice President of DSB since 1984. Mr. Whipp is a business banker serving primarily Brown County. Mr. Whipp previously served as a director of DSB from 1983 until January 2008.

ITEM 11. EXECUTIVE COMPENSATION

The information in DBI's proxy statement, prepared for the 2009 Annual Meeting of Shareholders, which contains information concerning this item, under the captions "Director Compensation", "Executive Compensation", "Compensation Discussion and Analysis", "Compensation Committee Report", and "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in DBI's proxy statement, prepared for the 2009 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Voting Securities and Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in DBI's proxy statement, prepared for the 2009 Annual Meeting of Shareholders, which contains information concerning this item, under the captions "Transactions With Related Persons," and "Corporate Governance" is incorporated herein by reference.

Item 14. PRINCIPAL accountant fees and services

The information in DBI's proxy statement, prepared for the 2009 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Ratification of Selection of Independent Registered Public Accountants," is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. and 2. Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are contained in the Annual Report to Shareholders and are incorporated herein by reference:

Selected Financial Information

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2008 and 2007

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

  3. The "Index to Exhibits" is shown below.

INDEX TO EXHIBITS

DENMARK BANCSHARES, INC.

FORM 10-K

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation [Incorporated by reference to Exhibit 3.1 to DBI's report on Form 10-Q for the quarter ended June 30, 2002]

3.2	Restated Bylaws [Incorporated by reference to Exhibit 3.2 to DBI's report on Form 10-Q for the quarter ended June 30, 2002]

10.1	Deferred Compensation Agreement with Carl T. Laveck

11.1	Statement Re Computation of Per Share Earnings

13.1	Annual Report to Shareholders for the Fiscal Year Ended December 31, 2008

21.1	List of Subsidiaries

23.1	Consent of Wipfli LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENMARK BANCSHARES, INC.

By: /s/ John P. Olsen_______________________ John P. Olsen, President and CEO

Date: February 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ John P. Olsen	By:	/s/ Dennis J. Heim
	John P. Olsen, President and CEO		Dennis J. Heim, Vice President, CFO and Treasurer,
By:	/s/ Terese M. Deprey	By:	/s/ Edward Q. Opichka, D.D.S.
	Terese M. Deprey, Secretary and Director		Edward Q. Opichka, D.D.S., Director
By:	/s/ Thomas N. Hartman	By:	/s/ Allen M. Peters
	Thomas N. Hartman, Director		Allen M. Peters, Director
By:	/s/ Michael L. Heim	By:	/s/ Diane L. Roundy
	Michael L. Heim, Director		Diane L. Roundy, Director
By:	/s/ Kenneth A. Larsen, Sr.	By:	/s/ Thomas F. Wall
	Kenneth A. Larsen, Sr., Director		Thomas F. Wall, Director February 24, 2009