Form 10-Q
period 2009-03-31
DENMARK BANCSHARES INC
filed 2009-05-07
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of May 6, 2009, there were 119,053 shares of the registrant's common stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report on Form 10-Q

For The Quarter Ended March 31, 2009

Item 1. Financial Statements

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	March 31, 2009 (Unaudited)	December 31, 2008
Assets		
Cash and due from banks	$9,205,907	$11,226,114
Federal funds sold	0	9,219,000
Investment Securities		
Available-for-sale, at fair value	33,963,190	36,768,025
Held-to-maturity, at cost	35,968,376	36,262,650
Total Investment Securities	$69,931,566	$73,030,675
Loans	298,074,937	300,781,438
Allowance for credit losses	(6,276,178)	(6,355,857)
Net Loans	$291,798,759	$294,425,581
Loans held for sale	821,142	0
Premises and equipment, net	7,824,186	7,956,931
Other investments, at cost	4,719,692	4,957,198
Accrued interest receivable	1,889,573	1,602,547
Other assets	12,832,511	11,654,314
TOTAL ASSETS	$399,023,336	$414,072,360
Liabilities		
Deposits		
Noninterest-bearing	$29,967,610	$39,806,286
Interest-bearing	262,463,160	266,195,161
Total Deposits	$292,430,770	$306,001,447
Short-term borrowings	22,781,021	22,415,067
Accrued interest payable	712,327	766,298
Other liabilities	1,176,309	1,812,388
Long-term debt	30,850,000	30,850,000
Total Liabilities	$347,950,427	$361,845,200
Stockholders' Equity		
Common stock, no par value, authorized 640,000 shares; outstanding 119,053	$18,173,975	$18,173,975
Treasury stock, at cost (2,477 shares)	(2,067,385)	(2,067,385)
Paid in capital	469,986	469,986
Retained earnings	37,403,518	37,161,287
Accumulated other comprehensive loss	(2,907,185)	(1,510,703)
Total Stockholders' Equity	$51,072,909	$52,227,160
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$399,023,336	$414,072,360

The accompanying notes are an integral part of these financial statements.

3

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31, 2009	2008
Cash Flows from Operating Activities:		
Net income	$242,231	$1,256,876
Adjustments to reconcile net income to		
net cash provided by operating activities:		
Depreciation	140,682	170,092
Provision for credit losses	1,000,000	150,000
Amortization of intangibles	48,098	48,098
Gains on sales of loans	(50,845)	(27,235)
Loss on sale of assets	25,058	110,742
Loss on investment securities impairment writedowns	312,716	0
Amortization of bond premium	11,301	9,334
Accretion of bond discount	(128,325)	(115,835)
Mortgage loans originated for sale	(5,154,918)	(3,118,077)
Proceeds from sale of mortgage loans	4,384,621	2,776,186
Income from bank owned life insurance	(67,589)	(60,000)
Increase in interest receivable	(287,026)	(52,269)
Decrease in interest payable	(53,971)	(117,729)
Other, net	(39,599)	(155,547)
Net Cash Provided by Operating Activities	$382,434	$874,636
Cash Flows from Investing Activities:		
Maturities of held-to-maturity securities	$325,000	$1,780,000
Maturities and sales of available-for-sale securities	5,202,653	5,071,483
Purchases of available-for-sale securities	(4,925,768)	(22,580,496)
Purchases of held-to-maturity securities	0	(647,415)
Money market mutual funds, net	237,506	2,144,937
Federal funds sold, net	9,219,000	15,045,000
Proceeds from sale of foreclosed assets	123,040	1,001,115
Net decrease in loans made to customers	1,491,722	11,678,245
Capital expenditures	(7,937)	(17,691)
Net Cash Provided by Investing Activities	$11,665,216	$13,475,178
Cash Flows from Financing Activities:		
Net decrease in deposits	($13,570,677)	($14,223,427)
Dividends paid	(863,134)	(857,182)
Debt proceeds	1,715,954	4,940,000
Debt repayments	(1,350,000)	(6,512,849)
Net Cash Used by Financing Activities	($14,067,857)	($16,653,458)
Net increase in cash and cash equivalents	($2,020,207)	($2,303,644)
Cash and cash equivalents, beginning	11,226,114	10,631,937
CASH AND CASH EQUIVALENTS, ENDING	$9,205,907	$8,328,293
Noncash Investing Activities:		
Loans transferred to foreclosed properties	$135,100	$584,717
Supplemental Cash Flow Disclosures:		
Cash paid for interest	$1,858,500	$2,968,825
Cash paid for income taxes	154	25,000

The accompanying notes are an integral part of these financial statements.

6

Denmark Bancshares, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments necessary to present fairly the financial position of Denmark Bancshares, Inc. ("DBI"), its results of operations and cash flows for the periods presented. All adjustments necessary for the fair presentation of the financial statements are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in DBI's latest annual report on Form 10-K. DBI's subsidiaries are Denmark State Bank ("DSB"), Denmark Agricultural Credit Corporation ("DACC"), DBI Properties, Inc. ("Properties"). DBI Properties, Inc. was formed in February 2009 but there is no material activity included in these financial statements related to this entity.

Reclassifications - Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current year.

Notes to the Consolidated Financial Statements

(Unaudited)

Mortgage-backed securities are allocated according to their expected prepayments rather than their contractual maturities. Certain state and local governments' securities are allocated according to their put date. Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in the estimated fair value.

At March 31, 2009, twenty seven debt securities have unrealized losses with aggregate depreciation of 20.1% from DSB's amortized cost basis. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Notes to the Consolidated Financial Statements

(Unaudited)

Two corporate-issued residential mortgage-backed securities, previously rated AAA by Standard & Poor's and Moody's were downgraded late in the first quarter by Moody's to Caa1. These securities, along with one other corporate-issued residential mortgage-backed security in the portfolio currently rated Aa2 by Moody's, are supported by non-traditional loan types, specifically option adjustable rate mortgages (ARMs), that were originated in 2005 and 2006. The option ARMs include negative amortization features and 40-year amortization schedules. All securities with unrealized losses were assessed to determine if the impairment was other-than-temporary. Factors that were evaluated included the mortgage loan types supporting the securities, delinquency and foreclosure rates, credit support, weighted average loan-to-value, and year of origination, among others.

It was felt that additional analysis by a third party was necessary on the three residential mortgage-backed securities secured by non-traditional loan types in order to determine whether they are other-than temporarily impaired (OTTI). The purpose of the third party evaluation was to determine if the present value of the expected cash flows was less than the amortized costs, thereby resulting in credit loss, in accordance with the early adoption of FSP 115-2 which is discussed below in Note 4 - New Accounting Pronouncements. The third party determined an estimated fair value for each security based on discounted cash flow analyses. The estimates were based on the following key valuation assumptions - collateral cash flows, prepayment assumptions, default rates, loss severity, liquidation lag, bond waterfall and internal rate of return. Since there is currently no active secondary market for these types of securities due to the non-traditional loan types these valuations are considered Level 3 inputs as defined below in Note 5 - Fair Value Measurement.

The two securities that were recently downgraded were found to have credit losses since a portion of the unrealized losses is due to an expected cash flow shortfall. As such, these securities were determined to be other-than-temporarily impaired. DBI does not intend to sell the investments and it is not more likely than not that DBI will be required to sell the securities before the anticipated recovery of their remaining amortized cost bases, which may be maturity. The total credit loss that was recognized in earnings as of March 31, 2009 for these securities was $312,716. The remaining unrealized losses, before taxes, of $2,773,451 were determined to be due to other factors such as liquidity and interest rate risk rather than credit risk. DBI recognized these unrealized losses through accumulated other comprehensive loss in the equity section of the balance sheet, net of tax in the amount of $1,681,543. The impairment of the third security ($507,983, net of tax) was recognized only through accumulated other comprehensive loss in the equity section as there was no credit loss identified for this security and this security was not felt to be OTTI.

The unrealized losses on the remainder of the residential mortgage-backed securities were due to the distressed and illiquid markets for collateralized mortgage obligations. The securities are investments in senior tranches with adequate credit support from subordinate tranches, are supported by traditional mortgage loans that originated between 2002 and 2005, have low delinquency and foreclosure rates, and reasonable loan-to-value ratios. DBI does not consider these investments to be OTTI at March 31, 2009.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements. The primary purpose of this statement is to require ownership interests in subsidiaries held by parties other than the parent (minority interests) to be presented in the consolidated within equity, but separate from the parent's equity. It also required consolidated net income attributable to the parent and to the minority interest to be clearly presented on the face of the consolidated statement of income. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Adoption of this statement did not have a significant effect on DBI's financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This statement establishes principles and requirements for the acquirer in a business combination to recognize and measure identifiable assets acquired and liabilities assumed; to recognize and measure goodwill acquired or gain from a bargain purchase; and to determine what information to disclose in the financial statements. SFAS No. 141R is effective for business combinations for which the acquisition date determined in accordance with this Statement is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of this statement did not have a significant effect on DBI's financial statements.

Notes to the Consolidated Financial Statements

(Unaudited)

In April 2009, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 107-1, Interim Disclosures about Fair Value Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Early adoption of this FSP is only allowed if early adoption of FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments is elected. The early adoption of FSP FAS 107-1 as of March 31, 2009 had no significant effect on DBI's financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Under this FSP, if the determination is made that there is other-than-temporary impairment and the determination is made that a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis, the presentation and amount of the other-than-temporary impairment recognized in the statement of earnings is changed. Only the portion related to the credit loss is recognized in the statement of earnings and the impairment related to all other factors is recognized in other comprehensive income. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If early adoption of either FSP FAS 157-4 or FSP FAS 107-1 is elected, this FSP must also be adopted early.

DBI elected to early adopt FSP FAS 115-2 and FAS 124-2 and this adoption had a significant effect on the financial statements. If early adoption had not been elected, the unrealized losses on two securities determined to be OTTI would have been recognized entirely through the income statement. Refer to Note 2 - Investment Securities above for additional information on the unrealized losses related to the two securities with OTTI.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement - to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formally active market has become inactive and in determining fair values when markets have become inactive. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. If early adoption of either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 is elected, this FSP is required to also be adopted early. DBI elected to early adopt FSP FAS 157-4 and this adoption had a significant effect on the financial statements. Evaluation of the market conditions for securities backed by non-traditional loan products was deemed to be inactive and additional cash flow analysis was necessary to determine if there was OTTI related to the securities with this type of collateral. Two securities were deemed to be OTTI and as such, there was an impact on the income statement. Refer to Note 2 - Investment Securities above for additional information on these securities and the impact to the income statement.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 5 - FAIR VALUE MEASUREMENT

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in a transaction between market participants on the measurement date. Some assets and liabilities are measured on a recurring basis while others are measured on a non-recurring basis, as required by U.S. generally accepted accounting principles. SFAS No. 157 also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. The three levels of inputs defined in the standard that may be used to measure fair value are as follows:

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

Cash, Cash Equivalents, and Federal Funds Sold: For cash, cash equivalents and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment Securities: Investment securities available-for-sale are recorded at fair value on a recurring basis. The fair value measurement of most of DBI's available-for-sale securities is currently determined by an independent provider using Level 2 inputs. The measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speed and default rates. Three of DBI's available-for-sale mortgage-backed securities that are secured by non-traditional mortgage loans were analyzed by a third party in order to determine an estimated fair value. The estimated fair values were based on discounted cash flow analyses and are considered Level 3 inputs. Refer to Note 2 - Investment Securities above for additional detail on the assumptions used in determining the estimated fair values.

See Note 2, "Investment Securities," above for additional disclosures regarding DBI's investment securities. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Receivable: The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Loans Held for Sale: Mortgage loans held for sale are recorded at the lower of cost or market value. The fair value is based on a market commitment for the sale of the loan in the secondary market. These loans are typically sold within one week of funding. DBI classifies mortgage loans held for sale as nonrecurring Level 2 assets.

Notes to the Consolidated Financial Statements

(Unaudited)

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

Other Investments: For other investments, the carrying amount is a reasonable estimate of fair value.

Other Real Estate Owned: Real estate that DBI has taken control of in partial or full satisfaction of debt is currently valued at fair value. The fair value is determined by analyzing the collateral value of the real estate using appraisals and other market valuations for similar assets less any estimated selling costs. The value carried on the balance sheet for other real estate owned is the estimated fair value of the properties. Other real estate owned is classified as nonrecurring Level 2 assets.

Bank Owned Life Insurance: The carrying amount of bank owned life insurance approximates fair value.

Deposit Liabilities: The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowings: Rates currently available to DSB for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written: The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is not material.

Assets Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis, are summarized in the table below:

Notes to the Consolidated Financial Statements

(Unaudited)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009.

Assets Recorded at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis, are summarized in the following table:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report may contain certain forward-looking statements, including without limitation, statements regarding results of operations, the appropriateness of the allowance for loan losses, the amounts of charge-offs and recoveries, capital to assets ratios, capacity for paying dividends and liquidity. These statements speak of DBI's plans, goals, beliefs or expectations, refer to estimates or use similar terms. Forward looking statements can generally be identified because they contain words and phrases such as "may," "project," "are confident," "should," "predict," "believe," "plan," "expect," "estimate," "anticipate," and similar expressions. These forward looking statements are inherently uncertain and actual results may differ from Company expectations. The factors that, among others, could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the local economy; (iii) fluctuations in market rates and prices which can negatively affect net interest margin, asset valuations and expense expectations; (iv) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies, and (v) the factors set forth in Item 1A of DBI's Annual Report on Form 10-K for the year ended December 31, 2008 (the "2008 Annual Report") which item is incorporated herein by reference, as well as other risks identified in this Report. When reviewing forward looking statements to make decisions with respect to DBI, investors and others are cautioned to consider these and other risks and uncertainties. All forward-looking statements contained in this report are based upon information presently available and DBI assumes no obligation to update any forward-looking statements.

Management's Discussion and Analysis

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

Management's Discussion and Analysis

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

Management evaluates the appropriateness of the ALLL on a quarterly basis and submits to the board of directors of DSB each quarter a recommendation of the amount of a monthly provision for loan losses. If the mix and amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the ALLL and the provision for loan losses on the income statement could be materially affected. Management believes that the ALLL is appropriate as of March 31, 2009.

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

Management's Discussion and Analysis

Substandard - A "substandard" loan is a loan that is inadequately protected by the current net worth and paying capacity of the borrower or the value of any collateral. Loans classified "substandard" have well-defined weaknesses that jeopardize prospects for liquidation and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected.

Results of Operations

Net income for the quarter ended March 31, 2009, was $242,231, a decrease of $1,014,645 or 80.7%, compared to $1,256,876 for the corresponding period in 2008. This decrease was primarily the result of an $850,000 increase in the provision for loan losses and a $312,716 other-than-temporary impairment write-off on securities. These items were partially offset by an increase in net interest income of $153,605 and an increase in income tax benefit of $32,367.

Net interest income for the quarter ended March 31, 2009 was $3,761,580 an increase of 4.3%, compared to $3,607,975 recorded for the corresponding period of the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

This increase in net interest income is attributable to an increase in net interest spread due to a reduction in the cost of funds, partially offset by a decline in the yield on earning assets. The average net interest rate spread increased 30 basis points from 3.25% during the first quarter of 2008 to 3.55% during the quarter ended March 31, 2009. DBI's yield on earning assets was 6.92% during the first quarter of 2008 compared to 5.81% during the quarter ended March 31, 2009, a decline of 111 basis points. The average cost of funds was 2.26% during the most recent quarter, a decrease of 141 basis points compared to 3.67% for the quarter ended March 31, 2008. The average balances of interest-earning assets increased by $9,224,412 while the volume of interest-bearing liabilities increased by approximately $7,694,332 during the first quarter of 2009 over average balances for the first quarter of 2008.

For the first quarter of 2009 DBI's provision for credit losses was $1 million as compared to $150,000 during the same period of 2008. Included in the provision expense was a specific allocation of $400,000 for a residential property that secured business and residential notes due to significant deterioration in the property. Net charge-offs of $1,079,679 were recognized in the first quarter of 2009 compared to net recoveries of $259,001 during the corresponding period in 2008. A charge-off of $1 million was taken against one of the three construction real estate loan relationships that were placed on non-accrual status as of December 31, 2008. The allowance for loan losses included a specific allocation for this credit that covered the charge-off.

During the first quarter of 2009, the other-than-temporary impairment (OTTI) analysis on DBI's investment portfolio revealed two securities with credit losses due to expected cash flow shortfalls. The result was a loss of $312,716 recognized on the income statement. For additional details on the analysis and the write-off that was recorded, please refer to Note 2 - Investment Securities above. Recently released FASB Staff Positions related to fair value and other-than-temporary impairments of investment securities resulted in new accounting treatment for OTTI for this quarter. Additional details on these accounting changes can be found in Note 4 - New Accounting Pronouncements above.

Noninterest income for the three months ended March 31, 2009, was $414,826, an increase of $59,840 or 17% compared to $354,986 during the corresponding period in 2008. The increase is primarily attributable to an increase in loan sale gains of $23,610 in the first quarter of 2009 over the same period in 2008. The increase in gains on the sale of loans was due to a 58% increase to $4.4 million of loans sold on the secondary market. In addition, overdraft fees and deposit account service charges recognized in the current period increased $22,389 when compared to the corresponding period in 2008.

Management's Discussion and Analysis

Noninterest expense for the three months ended March 31, 2009 increased by $97,741 or 3.6%, compared to the corresponding period in 2008. The primary reason for the increase was an increase in the FDIC Insurance assessment of $205,000 during the quarter ended March 31, 2009 over the corresponding quarter in 2008. This increase was partially offset by a reduction in expenses related to other real estate parcels of $83,723, occupancy expenses that were $45,626 lower and a decline in data processing expenses of $42,259 when comparing the current period with the corresponding period in 2008.

While a significant increase in the FDIC insurance assessment was anticipated for 2009, the actual increase was more than expected. During 2008, the premium was 7 basis points of deposits and this was expected to increase to 14 basis points for 2009. Late in the first quarter of 2009, the FDIC announced further increases to the insurance premium given the costs that the recent bank failures have had on the insurance fund. The new assessment rate will result in a premium for DBI of an estimated 16 basis points. The FDIC also announced that a special assessment of 20 basis points will be collected for June 30, 2009 on September 30, 2009. The FDIC has also reserved the right to assess an additional 10 basis points premium during any future quarter. As a result of the increased premium and the special assessment, the expense related to FDIC insurance increased $205,000 for the first quarter of 2009 over the same period in 2008.

Expenses related to other real estate parcels fell by $83,723 during the first quarter of 2009 as compared to the corresponding period in 2008. This decline is due to a reduction in losses recognized on sales and write-downs of foreclosed properties. In the first three months of 2009, four properties were sold resulting in the recognition of net losses of $25,058 while in the same period of 2008, net losses for sales and write-downs on properties were $110,559. This decline of $85,501 or 77.3% is the primary factor in the reduction of other real estate expenses.

Occupancy expenses during 2009 were $45,626 lower in the first three months of 2009 due primarily to two factors; reduced depreciation expense and lower maintenance expenses for equipment. When comparing first quarter 2009 with the same period in 2008, depreciation expense fell $29,410 or 17.3% to $140,682 and maintenance costs for equipment declined by $18,235 or 40.3% to $27,065. Data processing expenses declined $42,259 or 24.7% during this same period as a result of lower core data processing expenses at Fiserv, as well as a non-recurring expense of $10,000 paid in 2008 for asset-liability management modeling fees.

For the three months ended March 31, 2009 and 2008, DBI recorded combined federal and state income tax benefits of $168,835 and $136,468, respectively. During the first quarter of 2008, DBI was notified that the Internal Revenue Service (IRS) had abandoned its position that banks need to combine the tax-exempt obligations of their investment subsidiaries with banks' municipal obligations when computing their interest disallowance, more commonly known as the TEFRA disallowance. Based on this ruling, an anticipated tax refund related to the TEFRA disallowance of $355,289 was included in the tax calculation for first quarter 2008. These provisions and benefits reflect effective income tax rates of negative 230% in 2009 and negative 12% in 2008. DBI's combined statutory tax rate is 39%. The lower effective income tax rates are primarily attributable to certain federally tax exempt interest earned on state and local government investment securities as well as the 2008 tax refund previously mentioned.

Financial Condition

Total assets decreased by $15.0 million between December 31, 2008, and March 31, 2009. Cash, cash equivalents and fed funds sold declined by $11.2 million since December 31, 2008. Investment securities decreased $3.1 million during the first quarter of 2009 due to pay-downs and the OTTI write-off discussed above. These declines in balances were due to a seasonal reduction in deposits of $13.6 million during the current period. Loan volume was $2.7 million lower at March 31, 2009 when compared to year-end 2008 balances although average balances of loans for the quarter ended March 31, 2009 were $4.2 million higher than the average balances for the quarter ended December 31, 2008.

Management's Discussion and Analysis

The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

During the first three months of 2009, construction loans declined by $2.0 million, or 10.1%, while residential real estate loans fell by $1.8 million, or 1.9%. These declines in real estate loans were partially offset by an increase in agricultural-related real estate loans of $2.6 million or 5.6% during the same period. Management attributes the declines in the commercial and construction loan portfolios to tighter underwriting standards, aggressive collection efforts and a soft local economy. Agricultural loans not secured by real estate declined by $2.0 million, or 4.8%, during the same period.

The allowance for credit losses remained relatively stable with a decrease of only $79,679 during the three months ended March 31, 2009. Provisions of $1 million were added to the allowance during the quarter but net charge offs of $1,079,679 more than offset this. The allowance equals 2.10% of total loans at March 31, 2009 compared to 2.11% at December 31, 2008. Nonaccrual loans totaled $14.8 million at March 31, 2009, a decrease of $717,000 compared to December 31, 2008. DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 6.77% at March 31, 2009, compared to 5.87% at year-end 2008. As of March 31, 2009, management has identified $30.4 million of potential problem loans compared to $28.5 million at year-end 2008. Loan quality continues to be a concern and improving the portfolio is the primary focus for management. DBI has no accruing loans that are past due 90 days or more. The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate (property acquired through foreclosure or in satisfaction of loans):

(1) Includes restructured loans of $2,288,471 and $1,084,153 as of March 31, 2009 and December 31, 2008, respectively.

Management's Discussion and Analysis

Non-interest bearing deposits decreased by $9.8 million, or 24.7%, during the first three months of 2009. Management attributes this decline to a seasonal fluctuation.

Interest-bearing deposits decreased by $3.7 million between December 31, 2008 and March 31, 2009. Money market accounts declined $4.6 million, or 4.7%, during this period. Interest bearing deposits consisted of the following:

Short-term borrowings increased 365,954 or 1.6% as of March 31, 2009 when compared to the prior year-end while long-term borrowings remained unchanged at $30.9 million during the same period.

Stockholders' equity decreased by $1.2 million to $51.1 million as of March 31, 2009 driven by the increase in the unrealized losses on securities, net of tax, recognized in other comprehensive loss. As of March 31, 2009 DBI's leverage ratio was 13.4%, its risk-based core capital ratio was 16.8% and its risk-based total capital ratio was 18.1%. DBI and DSB continue to maintain capital levels well above the regulatory minimum levels.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet its needs. DBI maintains liquid assets and established lines of credit to meet its liquidity needs. DBI's Board of Directors annually approves a Consolidated Contingent Liquidity Plan which reviews the sources and uses of liquidity for DBI, DSB and DACC. Cash and cash equivalents decreased by $11.2 million, or 55.0% during the first three months of 2009 but still totaled over $9 million. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows.

In addition to on-balance sheet sources of funds, DBI also has off-balance sheet sources available to meet liquidity needs. Specifically, DBI has unused lines of credit of $51.3 million as of March 31, 2009. This includes a $20 million line of credit with the Federal Reserve Bank that was established in 1999. DSB has not borrowed on this line. DSB is also eligible to participate in the Federal Reserve's Term Auction Facility ("TAF"). The TAF was established in 2007 to help provide liquidity for qualifying depository institutions. Management believes DBI's liquidity position as of March 31, 2009 is adequate under current economic conditions.

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

Management's Discussion and Analysis

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

DBI's primary market risk position has not materially changed from that disclosed in DBI's 2008 Form 10-K Annual Report.

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

Part II. Other Information

Item 1A. Risk Factors

In addition to the risk factor detailed below, a discussion of the risks that may affect DBI's business can be found at Item 1A - Risk Factors of DBI's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2009, DBI did not sell any equity securities which were not registered under the Securities Act of 1933, as amended, or repurchase any of its equity securities.

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

Item 6. Exhibits

    Exhibits:

10.1 Executive Deferred Compensation Agreement with Carl T. Laveck (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 12, 2009).

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

DENMARK BANCSHARES, INC. /s/ John P. Olsen
Date: May 6, 2009	John P. Olsen,
President and CEO

/s/ Dennis J. Heim
Date: May 6, 2009	Dennis J. Heim
Vice President, CFO and Treasurer,