Form 10-Q
period 2009-06-30
DENMARK BANCSHARES INC
filed 2009-08-07
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 7, 2009, there were 119,053 shares of the registrant's common stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report on Form 10-Q

For The Quarter Ended June 30, 2009

Item 1. Financial Statements

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	June 30, 2009 (Unaudited)	December 31, 2008
Assets		
Cash and due from banks	$11,687,021	$11,226,114
Federal funds sold	5,000,000	9,219,000
Investment Securities		
Available-for-sale, at fair value	25,322,454	36,768,025
Held-to-maturity, at cost	34,709,578	36,262,650
Total Investment Securities	$60,032,032	$73,030,675
Loans	298,063,667	300,781,438
Allowance for credit losses	(6,606,215)	(6,355,857)
Net Loans	$291,457,452	$294,425,581
Loans held for sale	927,104	0
Premises and equipment, net	7,695,849	7,956,931
Other investments, at cost	6,080,855	4,957,198
Accrued interest receivable	1,451,830	1,602,547
Other assets	12,328,841	11,654,314
TOTAL ASSETS	$396,660,984	$414,072,360
Liabilities		
Deposits		
Noninterest-bearing	$30,991,268	$39,806,286
Interest-bearing	261,644,667	266,195,161
Total Deposits	$292,635,935	$306,001,447
Short-term borrowings	18,333,003	22,415,067
Accrued interest payable	673,600	766,298
Other liabilities	2,325,834	1,812,388
Long-term debt	31,850,000	30,850,000
Total Liabilities	$345,818,372	$361,845,200
Stockholders' Equity		
Common stock, no par value, authorized 640,000 shares; outstanding 119,053	$18,173,975	$18,173,975
Treasury stock, at cost (2,477 shares)	(2,067,385)	(2,067,385)
Paid in capital	469,986	469,986
Retained earnings	36,718,073	37,161,287
Accumulated other comprehensive loss	(2,452,037)	(1,510,703)
Total Stockholders' Equity	$50,842,612	$52,227,160
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$396,660,984	$414,072,360

The accompanying notes are an integral part of these financial statements.

3

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended June 30, 2009	June 30, 2008	For the Six Months Ended June 30, 2009	June 30, 2008
Interest Income				
Loans including fees	$4,490,170	$5,103,643	$9,059,092	$10,605,310
Investment securities:				
Taxable	421,422	435,908	925,951	831,694
Exempt from federal tax	456,250	464,379	929,342	928,949
Interest on federal funds sold	0	30,114	2,267	82,420
Other interest income	5,606	16,250	18,990	59,985
	$5,373,448	$6,050,294	$10,935,642	$12,508,358
Interest Expense				
Deposits	$1,288,859	$1,966,752	$2,707,953	$4,338,342
Short-term borrowings	53,964	98,262	121,847	282,039
Long-term debt	323,416	339,323	637,053	634,045
	$1,666,239	$2,404,337	$3,466,853	$5,254,426
Net interest income	$3,707,209	$3,645,957	$7,468,789	$7,253,932
Provision for Credit Losses	1,535,000	175,000	2,535,000	325,000
Net interest income after provision for credit losses	$2,172,209	$3,470,957	$4,933,789	$6,928,932
Other Income				
Service fees and commissions	$233,748	$170,841	$435,979	$351,879
Loan sale gains	109,089	16,248	159,934	43,483
Investment security gains	38,444	0	38,444	0
Other	148,818	202,919	310,568	349,632
	$530,099	$390,008	$944,925	$744,994
Other-than-Temporary Impairment Losses, Net				
Total other-than-temporary impairment losses	($311,301)	$0	$2,774,866	$0
Amount in other comprehensive income, before taxes	311,301	0	(2,462,150)	0
	$0	$0	$312,716	$0
Other Expense				
Salaries and employee benefits	$1,499,880	$1,636,554	$3,113,159	$3,225,612
Occupancy expenses	265,847	316,675	566,071	662,525
FDIC Insurance	145,000	60,000	410,000	120,000
Data processing expenses	186,777	169,329	315,264	340,075
Professional fees	110,511	93,447	225,235	190,874
Amortization of intangibles	48,098	48,098	96,196	96,196
Loss on sale of other real estate	45,048	28,925	70,107	139,484
Other real estate expenses	104,696	56,982	159,310	109,819
Other operating expenses	237,075	229,622	477,884	447,600
	$2,642,932	$2,639,632	$5,433,226	$5,332,185
Income before income taxes	$59,376	$1,221,333	$132,772	$2,341,741
Income tax (benefit) expense	(118,313)	253,903	(287,148)	117,435
NET INCOME	$177,689	$967,430	$419,920	$2,224,306
Per Share				
Net income	$1.50	$8.12	$3.53	$18.68
Dividends declared	$7.25	$7.25	$7.25	$7.25
Weighted average shares outstanding	119,053	119,053	119,053	119,053

The accompanying notes are an integral part of these financial statements.

4

Denmark Bancshares, Inc.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Common Stock					
	Shares	Amount	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2008	119,053	$16,106,590	$469,986	$37,161,287	($1,510,703)	$52,227,160
Comprehensive income						
Net income				419,920		419,920
Other comprehensive loss, net of tax						
Change in unrealized loss on securities available-for-sale, net of reclassifcation adjustment (1)					(941,334)	(941,334)
Total comprehensive loss						($521,414)
Cash dividends, $7.25 per share				(863,134)		(863,134)
Balance, June 30, 2009	119,053	$16,106,590	$469,986	$36,718,073	($2,452,037)	$50,842,612

(1) Disclosure of reclassification amount:	
Unrealized losses arising during the period	(1,868,057)
Plus: Tax benefit on unrealized losses	737,123
Plus: Reclassification adjustment for losses realized and included in net income	312,716
Plus: Reclassification adjustment for tax benefit on realized losses	(123,116)
Net unrealized losses on securities	(941,334)

The accompanying notes are an integral part of these financial statements.

5

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2009	2008
Cash Flows from Operating Activities:		
Net income	$419,920	$2,224,306
Adjustments to reconcile net income to		
net cash provided by operating activities:		
Depreciation	280,825	338,124
Provision for credit losses	2,535,000	325,000
Amortization of intangibles	96,196	96,196
Gains on sales of loans	(159,934)	(43,483)
Loss on sale of assets	30,663	139,666
Loss on investment securities impairment writedowns	312,716	0
Amortization of bond premium	20,876	31,430
Accretion of bond discount	(241,046)	(204,106)
Mortgage loans originated for sale	(15,437,623)	(4,571,031)
Proceeds from sale of mortgage loans	14,510,519	4,045,195
Income from bank owned life insurance	(135,332)	(121,280)
Decrease (increase) in interest receivable	150,717	118,982
Decrease in interest payable	(92,698)	(242,239)
Other, net	196,502	(317,540)
Net Cash Provided by Operating Activities	$2,487,301	$1,819,220
Cash Flows from Investing Activities:		
Maturities of held-to-maturity securities	$1,615,000	$2,655,000
Maturities and sales of available-for-sale securities	15,699,967	8,822,479
Purchases of available-for-sale securities	(5,925,768)	(29,467,419)
Purchases of held-to-maturity securities	0	(2,425,413)
Money market mutual funds, net	(1,123,657)	349,731
Federal funds sold, net	4,219,000	14,211,000
Proceeds from sale of foreclosed assets	551,593	1,706,837
Net decrease in loans made to customers	267,924	13,328,658
Capital expenditures	(19,743)	(41,091)
Net Cash Provided by Investing Activities	$15,284,316	$9,139,782
Cash Flows from Financing Activities:		
Net decrease in deposits	($13,365,512)	($10,745,674)
Dividends paid	(863,134)	(857,182)
Debt proceeds	8,710,954	14,438,578
Debt repayments	(11,793,018)	(13,502,849)
Net Cash Used by Financing Activities	($17,310,710)	($10,667,127)
Net increase in cash and cash equivalents	$460,907	$291,875
Cash and cash equivalents, beginning	11,226,114	10,631,937
CASH AND CASH EQUIVALENTS, ENDING	$11,687,021	$10,923,812
Noncash Investing Activities:		
Loans transferred to foreclosed properties	$325,138	$1,243,463
Supplemental Cash Flow Disclosures:		
Cash paid for interest	$2,807,163	$5,382,670
Cash paid for income taxes	30,154	538,818

The accompanying notes are an integral part of these financial statements.

6

Denmark Bancshares, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments necessary to present fairly the financial position of Denmark Bancshares, Inc. ("DBI"), its results of operations and cash flows for the periods presented. All adjustments necessary for the fair presentation of the financial statements are of a normal recurring nature. Management has evaluated subsequent events as they relate to the financial statements as of August 7, 2009. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in DBI's latest annual report on Form 10-K. DBI's subsidiaries are Denmark State Bank ("DSB"), Denmark Agricultural Credit Corporation ("DACC"), and DBI Properties, Inc. ("Properties"). DBI Properties, Inc. was formed in February 2009 but there is no material activity included in these financial statements related to this entity.

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

At June 30, 2009, twenty seven debt securities have unrealized losses with aggregate depreciation of 17.4% from DSB's amortized cost basis. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Notes to the Consolidated Financial Statements

(Unaudited)

Two corporate-issued residential mortgage-backed securities, previously rated AAA by Standard & Poor's (S&P) and Moody's were downgraded late in the first quarter by Moody's to Caa1 and to BB by S&P during the second quarter. These securities, along with one other corporate-issued residential mortgage-backed security in the portfolio currently rated Aa2 by Moody's, are supported by non-traditional loan types, specifically option adjustable rate mortgages (ARMs), that were originated in 2005 and 2006. The option ARMs include negative amortization features and 40-year amortization schedules. During the second quarter, a third corporate-issued residential mortgage-backed security secured by traditional loan types was downgraded by Moody's from AAA to B3. All securities with unrealized losses were assessed to determine if the impairment was other-than-temporary. Factors that were evaluated included the mortgage loan types supporting the securities, delinquency and foreclosure rates, credit support, weighted average loan-to-value, and year of origination, among others.

An analysis by a third party was performed on the three residential mortgage-backed securities secured by non-traditional loan types along with the security that was downgraded during the second quarter in order to determine whether they are other-than temporarily impaired (OTTI). The purpose of the third party evaluation was to determine if the present value of the expected cash flows was less than the amortized costs, thereby resulting in credit loss, in accordance with the adoption of FSP 115-2 which is discussed below in Note 4 - New Accounting Pronouncements. The third party determined an estimated fair value for each security based on discounted cash flow analyses. The estimates were based on the following key valuation assumptions - collateral cash flows, prepayment assumptions, default rates, loss severity, liquidation lag, bond waterfall and internal rate of return. Since there is currently no active secondary market for these types of securities due to the non-traditional loan types these valuations are considered Level 3 inputs as defined below in Note 5 - Fair Value Measurement.

The two securities that were downgraded during first quarter were found to have credit losses since a portion of the unrealized losses is due to an expected cash flow shortfall based on an analysis as of March 31, 2009. As such, these securities were determined to be other-than-temporarily impaired. DBI does not intend to sell the investments and it is not more likely than not that DBI will be required to sell the securities before the anticipated recovery of their remaining amortized cost bases, which may be maturity. The total credit loss that was recognized in earnings as of March 31, 2009 for these securities was $312,716. Based on the June 30, 2009 analysis, no additional credit loss was recognized during the second quarter. The analysis on the other two securities did not reveal any credit loss nor were the securities found to be OTTI. Unrealized losses on the four securities analyzed by the third party were recognized through accumulated other comprehensive loss on the balance sheet, net of tax in the amount of $2,005,087.

The unrealized losses on the remainder of the residential mortgage-backed securities were due to the distressed and illiquid markets for collateralized mortgage obligations. The securities are investments in senior tranches with adequate credit support from subordinate tranches, are supported by traditional mortgage loans that originated between 2002 and 2005, have low delinquency and foreclosure rates, and reasonable loan-to-value ratios. DBI does not consider these investments to be OTTI at June 30, 2009.

Notes to the Consolidated Financial Statements

(Unaudited)

Nonaccrual loans totaled $13,771,218 and $15,518,779 at June 30, 2009 and December 31, 2008, respectively. Information concerning DBI's investment in impaired loans is as follows:

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

Notes to the Consolidated Financial Statements

(Unaudited)

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This statement establishes principles and requirements for the acquirer in a business combination to recognize and measure identifiable assets acquired and liabilities assumed; to recognize and measure goodwill acquired or gain from a bargain purchase; and to determine what information to disclose in the financial statements. SFAS No. 141R is effective for business combinations for which the acquisition date determined in accordance with this Statement is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. On April 1, 2009, the FASB issued FSP 141(R)-1 that amends and clarifies FASB No. 141 (revised April 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. Adoption of this statement did not have a significant effect on DBI's financial statements.

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

Notes to the Consolidated Financial Statements

(Unaudited)

of collateral. Two securities were deemed to be OTTI and as such, there was an impact on the income statement. Refer to Note 2 - Investment Securities above for additional information on these securities and the impact to the income statement.

On May 28, 2009 the FASB announced the issuance of SFAS 165, Subsequent Events. SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained. This SFAS is effective for interim and annual financial statements issued after June 15, 2009. The adoption of this SFAS did not have a significant effect on DBI's financial statements.

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, Accounting for Transfers of Financial Assets and SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales and securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirement for de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. SFAS No. 167 amends FASB Interpretation No. (FIN) 46(R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions.

SFAS No. 166 & SFAS No. 167 will be effective the first annual reporting period that begins after November 15, 2009, for interim reporting periods within that first annual reporting period and for interim and annual reporting periods thereafter. These standards are not expected to have a significant impact on DBI's financial statements.

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. Once effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the Securities and Exchange Commission. This standard is not expected to have a significant effect on DBI's financial statements.

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

Notes to the Consolidated Financial Statements

(Unaudited)

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

Investment Securities: Investment securities available-for-sale are recorded at fair value on a recurring basis. The fair value measurement of most of DBI's available-for-sale securities is currently determined by an independent provider using Level 2 inputs. The measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speed and default rates. Three of DBI's available-for-sale mortgage-backed securities (MBS) that are secured by non-traditional mortgage loans and one available-for-sale MBS secured by traditional mortgage loans that was downgraded during the second quarter were analyzed by a third party in order to determine an estimated fair value. The estimated fair values were based on discounted cash flow analyses and are considered Level 3 inputs.

Refer to Note 2 - Investment Securities above for additional detail on the assumptions used in determining the estimated fair values and additional disclosures regarding DBI's investment securities. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Notes to the Consolidated Financial Statements

(Unaudited)

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

Assets Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis, are summarized in the table below:

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2009.

Assets Recorded at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis, are summarized in the following table:

Notes to the Consolidated Financial Statements

(Unaudited)

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

Management evaluates the appropriateness of the ALLL on a quarterly basis and submits to the board of directors of DSB each quarter a recommendation of the amount of a monthly provision for loan losses. If the mix and amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the ALLL and the provision for loan losses on the income statement could be materially affected. Management believes that the ALLL is appropriate as of June 30, 2009.

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

Results of Operations

Net income for the quarter ended June 30, 2009, was $177,689, a decrease of $789,741 or 81.6%, compared to $967,430 for the corresponding period in 2008. This decrease was primarily the result of a $1,360,000 increase in the provision for loan losses. These items were partially offset by an increase in income tax benefit of $372,216 and an increase in net interest income of $61,252.

Net interest income for the quarter ended June 30, 2009 was $3,707,209 an increase of 1.9%, compared to $3,645,957 recorded for the corresponding period of the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

This increase in net interest income is attributable to an increase in net interest spread due to a reduction in the cost of funds, partially offset by a decline in the yield on earning assets. The average net interest rate spread increased 18 basis points from 3.40% during the second quarter of 2008 to 3.58% during the quarter ended June 30, 2009. DBI's average cost of funds was 2.12% during the most recent quarter, a decrease of 100 basis points compared to 3.12% for the quarter ended June 30, 2008. The yield on earning assets was 6.52% during the second quarter of 2008 compared to 5.70% during the quarter ended June 30, 2009, a decline of 82 basis points. The average balances of interest-earning assets increased by $5,561,640 while the volume of interest-bearing liabilities increased by $5,735,572 during the second quarter of 2009 over average balances for the second quarter of 2008.

For the second quarter of 2009 DBI's provision for credit losses was $1,535,000 as compared to $175,000 during the same period of 2008. Net charge-offs of $1,216,610 were recognized in the second quarter of 2009 compared to net charge-offs of $111,976 during the corresponding period in 2008. A charge-off of $1 million was taken against a construction real estate loan relationship that was placed on non-accrual status as of December 31, 2008. The allowance for loan losses included a specific allocation for this credit that covered the charge-off. An additional $300,000 provision was taken for this credit during the second quarter.

Noninterest income for the three months ended June 30, 2009, was $530,099, an increase of $140,091 or 36% compared to $390,008 during the corresponding period in 2008. The increase is primarily attributable to an increase in loan sale gains of $92,841 in the second quarter of 2009 over the same period in 2008. The increase in gains on the sale of loans was due to an increase in loans sold on the secondary market from $1.3 million in the second quarter of 2008 to $10.1 million during the current period. In addition, overdraft fees and deposit account service charges recognized in the current period increased $45,002 when compared to the corresponding period in 2008. During the second quarter of 2009, four available-for-sale investment securities were sold resulting in gains of $38,444 being recognized during the period.

Noninterest expense for the three months ended June 30, 2009 remained relatively stable compared to the corresponding period in 2008 with an increase of only $3,300 or less than 1%. Increases in FDIC Insurance and expenses related to other real estate parcels were nearly offset by declines in salaries and employee benefits along with occupancy expense.

Management's Discussion and Analysis

While a significant increase in the FDIC insurance assessment was anticipated for 2009, the actual increase was more than expected. During 2008, the premium was 7 basis points of deposits and this was expected to increase to 14 basis points for 2009. Late in the first quarter of 2009, the FDIC announced further increases to the insurance premium given the costs that the recent bank failures have had on the insurance fund. The new assessment rate will result in a premium for DBI of an estimated 16 basis points. In May 2009, the FDIC announced that a special assessment of 5 basis points based on assets minus Tier 1 capital would be collected for June 30, 2009 on September 30, 2009. The FDIC also reserved the right to assess additional special assessments during the 3rd and 4th quarters of 2009 if the reserve ratio is estimated to fall at a rate that will adversely affect public confidence or be close to zero. This rescinds the announcement also made late in the first quarter of 2009 that a special assessment of 20 basis points will be collected for June 30, 2009 on September 30, 2009 and that the FDIC reserved the right to assess an additional 10 basis points premium during any future quarter. As a result of the announcement in May, the special assessment which was originally estimated to be $580,000 is now estimated to be $165,000. For the second quarter of 2009, the increase in the FDIC insurance premium resulted in $85,000 higher expense than that recorded in the same period for 2008.

Expenses related to other real estate parcels rose by $63,837 or 74.3% during the second quarter of 2009 as compared to the corresponding period in 2008. This increase is primarily due to an increased accrual for delinquent real estate taxes attributed to a large problem construction real estate loan relationship as well as $16,123 additional net losses recognized in the current period of 2009 on the sale of 10 properties.

Salaries and employee benefits declined by $136,674 or 8.4% when comparing the quarter ended June 30, 2009 to the same period one year prior. This decline is due to a decline in full-time equivalent employees from 95 as of June 30, 2008 to 93 as of June 30, 2009 as well as the elimination of a bonus accrual for 2009.

Occupancy expenses during 2009 were $50,828 or 16.1% lower in the second quarter of 2009 due primarily to two factors; reduced depreciation expense and lower maintenance expenses for buildings. When comparing second quarter 2009 with the same period in 2008, depreciation expense fell $27,890 or 16.6% to $140,142 and maintenance costs for buildings declined by $12,715 or 37.2% to $34,208.

For the three months ended June 30, 2009 and 2008, DBI recorded combined federal and state income tax benefits of $118,313 and provisions of $253,903, respectively. These benefits and provisions reflect effective income tax rates of negative 199% in 2009 and 21% in 2008. DBI's combined statutory tax rate is 39%. The lower effective income tax rates are primarily attributable to certain federally tax exempt interest earned on state and local government investment securities.

Financial Condition

Total assets decreased by $17.4 million between December 31, 2008, and June 30, 2009. Cash, cash equivalents and fed funds sold declined by $3.8 million since December 31, 2008. Investment securities decreased $13 million during the first half of 2009 due to $6.1 million in calls, sales of $3.2 million, regular pay-downs, a reduction in the fair value of available-for-sale securities and the OTTI write-off of $312,716 taken in the first quarter of 2009. Loan volume was $2.7 million lower at June 30, 2009 when compared to year-end 2008 balances although average balances of loans for the quarter ended June 30, 2009 were $6.5 million higher than the average balances for the quarter ended December 31, 2008.

Management's Discussion and Analysis

The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

During the first six months of 2009, residential real estate loans fell by $4.9 million or 5% while construction loans declined by $2.3 million, or 11.3%. These declines in real estate loans were partially offset by an increase in agricultural-related real estate loans of $3.5 million or 7.4% during the same period. During the first half of 2009, $3 million of existing residential mortgage loans were refinanced and sold to the secondary market. Management attributes the declines in the construction loan portfolio to tighter underwriting standards, aggressive collection efforts and a soft local economy. Consumer and other loans increased $1.3 million or 12.5% and agricultural loans not secured by real estate increased by $1.1 million, or 2.6%, during the same period.

The allowance for credit losses increased approximately $250,000 during the six months ended June 30, 2009. Provisions of $2,535,000 were added to the allowance during the quarter and were partially offset by net charge offs of $2.3 million. The allowance equals 2.22% of total loans at June 30, 2009 compared to 2.11% at December 31, 2008. Nonaccrual loans totaled $13.8 million at June 30, 2009, a decrease of $1.7 million compared to December 31, 2008. DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 5.15% at June 30, 2009, compared to 5.87% at year-end 2008. As of June 30, 2009, management has identified $39.4 million of potential problem loans compared to $28.5 million at year-end 2008. Loan quality continues to be a concern and improving the portfolio is the primary focus for management. DBI has no accruing loans that are past due 90 days or more. The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate (property acquired through foreclosure or in satisfaction of loans):

(1) Includes restructured loans of $499,717 and $1,084,153 as of June 30, 2009 and December 31, 2008, respectively.

Management's Discussion and Analysis

Non-interest bearing deposits decreased by $8.8 million, or 22.1%, during the first six months of 2009. Management attributes this decline to a seasonal fluctuation.

Interest-bearing deposits decreased by $4.6 million between December 31, 2008 and June 30, 2009. Money market accounts declined $5 million, or 5.2%, during this period. Interest bearing deposits consisted of the following:

Short-term borrowings decreased $4.1 million or 18.2% as of June 30, 2009 when compared to the prior year-end while long-term borrowings increased $1 million during the same period.

Stockholders' equity decreased by $1.4 million to $50.8 million as of June 30, 2009 driven by the increase in the unrealized losses on securities, net of tax, recognized in other comprehensive loss along with the dividend payable. As of June 30, 2009 DBI's leverage ratio was 13.2%, its risk-based core capital ratio was 16.7% and its risk-based total capital ratio was 17.9%. DBI and DSB continue to maintain capital levels well above the regulatory minimum levels.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet its needs. DBI maintains liquid assets and established lines of credit to meet its liquidity needs. DBI's Board of Directors annually approves a Consolidated Contingent Liquidity Plan which reviews the sources and uses of liquidity for DBI, DSB and DACC. Cash and cash equivalents total over $16 million despite decreasing by $3.8 million, or 18.4% during the first six months of 2009. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows.

In addition to on-balance sheet sources of funds, DBI also has off-balance sheet sources available to meet liquidity needs. Specifically, DBI has unused lines of credit of $49.7 million as of June 30, 2009. This includes a $20 million line of credit with the Federal Reserve Bank that was established in 1999. DSB has not borrowed on this line. In addition, DBI has $64.9 million of eligible loans and securities that could be pledged to increase its available credit. DSB is also eligible to participate in the Federal Reserve's Term Auction Facility ("TAF"). The TAF was established in 2007 to help provide liquidity for qualifying depository institutions. Management believes DBI's liquidity position as of June 30, 2009 is adequate under current economic conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2009, DBI did not sell any equity securities which were not registered under the Securities Act of 1933, as amended, or repurchase any of its equity securities.

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

Item 4. Submission of Matters to a Vote of Security Holders
    The Company held its Annual Meeting of Shareholders on April 28, 2009.

    Directors elected at the Annual Meeting were Janet L. Bonkowski and Thomas F. Wall. Directors whose term of office continued after the meeting were Terese M. Deprey, Diane L. Roundy, Thomas N. Hartman, Allen M. Peters, Michael L. Heim and Kenneth A. Larsen, Sr.

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

DENMARK BANCSHARES, INC. /s/ John P. Olsen
Date: August 7, 2009	John P. Olsen,
President and CEO

/s/ Dennis J. Heim
Date: August 7, 2009	Dennis J. Heim
Vice President, CFO and Treasurer,