Form 10-Q
period 2009-09-30
DENMARK BANCSHARES INC
filed 2009-11-06
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 21, 2009, there were 118,917 shares of the registrant's common stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report on Form 10-Q

For The Quarter Ended September 30, 2009

Item 1. Financial Statements

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	September 30, 2009 (Unaudited)	December 31, 2008
Assets		
Cash and due from banks	$7,332,877	$11,226,114
Federal funds sold	6,000,000	9,219,000
Investment Securities		
Available-for-sale, at fair value	27,255,840	36,768,025
Held-to-maturity, at cost	34,014,575	36,262,650
Total Investment Securities	$61,270,415	$73,030,675
Loans	299,167,096	300,781,438
Allowance for credit losses	(7,056,418)	(6,355,857)
Net Loans	$292,110,678	$294,425,581
Loans held for sale	459,682	0
Premises and equipment, net	7,551,918	7,956,931
Other investments, at cost	4,539,002	4,957,198
Accrued interest receivable	1,606,840	1,602,547
Other assets	12,279,875	11,654,314
TOTAL ASSETS	$393,151,287	$414,072,360
Liabilities		
Deposits		
Noninterest-bearing	$31,413,188	$39,806,286
Interest-bearing	260,200,489	266,195,161
Total Deposits	$291,613,677	$306,001,447
Short-term borrowings	17,275,928	22,415,067
Accrued interest payable	655,361	766,298
Other liabilities	1,282,526	1,812,388
Long-term debt	30,850,000	30,850,000
Total Liabilities	$341,677,492	$361,845,200
Stockholders' Equity		
Common stock, no par value, authorized 640,000 shares; outstanding 118,917 at 9/30/09 and 119,053 at 12/31/08	$18,173,975	$18,173,975
Treasury stock shares, at cost (2,613 at 9/30/09 and 2,477 at 12/31/08)	(2,125,865)	(2,067,385)
Paid in capital	469,986	469,986
Retained earnings	37,097,653	37,161,287
Accumulated other comprehensive loss	(2,141,954)	(1,510,703)
Total Stockholders' Equity	$51,473,795	$52,227,160
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$393,151,287	$414,072,360

The accompanying notes are an integral part of these financial statements.

3

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30, 2009	September 30, 2008	For the Nine Months Ended September 30, 2009	September 30, 2008
Interest Income				
Loans including fees	$4,387,142	$4,948,972	$13,446,234	$15,554,283
Investment securities:				
Taxable	326,895	478,758	1,252,846	1,310,451
Exempt from federal tax	447,033	470,001	1,376,375	1,398,950
Interest on federal funds sold	3,827	17,425	6,094	99,845
Other interest income	15,248	20,054	34,238	80,039
	$5,180,145	$5,935,210	$16,115,787	$18,443,568
Interest Expense				
Deposits	$1,227,709	$1,801,890	$3,935,662	$6,140,232
Short-term borrowings	41,642	99,011	163,489	381,050
Long-term debt	351,674	332,135	988,727	966,180
	$1,621,025	$2,233,036	$5,087,878	$7,487,462
Net interest income	$3,559,120	$3,702,174	$11,027,909	$10,956,106
Provision for Credit Losses	1,200,000	225,000	3,735,000	550,000
Net interest income after provision for credit losses	$2,359,120	$3,477,174	$7,292,909	$10,406,106
Other Income				
Service fees and commissions	$246,878	$272,630	$682,857	$624,509
Loan sale gains	55,977	12,233	215,911	55,716
Investment security gains	0	31,486	38,444	31,486
Other	179,341	167,988	489,909	517,620
	$482,196	$484,337	$1,427,121	$1,229,331
Other-than-Temporary Impairment Losses, Net				
Total other-than-temporary impairment losses	($43,997)	$0	$2,730,869	$0
Amount in other comprehensive income, before taxes	43,997	0	(2,418,153)	0
	$0	$0	$312,716	$0
Other Expense				
Salaries and employee benefits	$1,541,230	$1,670,775	$4,654,389	$4,896,387
Occupancy expenses	281,286	316,266	847,357	978,791
FDIC Insurance	82,000	60,000	492,000	180,000
Data processing expenses	168,785	139,743	484,049	479,818
Professional fees	117,357	76,195	342,592	267,069
Amortization of intangibles	48,097	48,097	144,293	144,293
Loss (gain) on sale of other real estate	(556)	353,026	69,551	492,510
Other real estate expenses	69,685	123,705	228,995	233,524
Other operating expenses	265,458	211,999	743,342	659,599
	$2,573,342	$2,999,806	$8,006,568	$8,331,991
Income before income taxes	$267,974	$961,705	$400,746	$3,303,446
Income tax (benefit) expense	(111,606)	153,062	(398,754)	270,497
NET INCOME	$379,580	$808,643	$799,500	$3,032,949
Per Share				
Net income	$3.19	$6.80	$6.72	$25.48
Dividends declared	$0.00	$0.00	$7.25	$7.25
Weighted average shares outstanding	118,988	119,053	119,031	119,053

The accompanying notes are an integral part of these financial statements.

4

Denmark Bancshares, Inc.

Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)

	Common Stock				Accumulated Other Comprehensive	
	Shares	Amount	Paid in Capital	Retained Earnings	Income	Total
Balance, December 31, 2008	119,053	$16,106,590	$469,986	$37,161,287	($1,510,703)	$52,227,160
Comprehensive income						
Net income				799,500		799,500
Other comprehensive loss, net of tax						
Change in unrealized loss on securities available-for-sale, net of reclassifcation adjustment (1)					(631,251)	(631,251)
Total comprehensive loss						$168,249
Treasury stock acquisitions	(136)	(58,480)				(58,480)
Cash dividends, $7.25 per share				(863,134)		(863,134)
Balance, September 30, 2009	118,917	$16,048,110	$469,986	$37,097,653	($2,141,954)	$51,473,795

(1) Disclosure of reclassification amount:	
Unrealized losses arising during the period	(1,353,495)
Plus: Tax benefit on unrealized losses	532,644
Plus: Reclassification adjustment for losses realized and included in net income	312,716
Plus: Reclassification adjustment for tax benefit on realized losses	(123,116)
Net unrealized losses on securities	(631,251)

The accompanying notes are an integral part of these financial statements.

5

Denmark Bancshares, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments necessary to present fairly the financial position of Denmark Bancshares, Inc. ("DBI"), its results of operations and cash flows for the periods presented. All adjustments necessary for the fair presentation of the financial statements are of a normal recurring nature. Management has evaluated subsequent events as they relate to the financial statements as of October 21, 2009. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in DBI's latest annual report on Form 10-K. DBI's subsidiaries are Denmark State Bank ("DSB"), Denmark Agricultural Credit Corporation ("DACC"), and DBI Properties, Inc. ("Properties"). DBI Properties, Inc. was formed in February 2009 but there is no material activity included in these financial statements related to this entity.

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

At September 30, 2009, seventeen debt securities have unrealized losses with aggregate depreciation of 18.5% from DSB's amortized cost basis. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

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

An analysis by a third party was performed on the three residential mortgage-backed securities secured by non-traditional loan types along with the security that was downgraded during the second quarter in order to determine whether they are other-than temporarily impaired (OTTI). The purpose of the third party evaluation was to determine if the present value of the expected cash flows was less than the amortized costs, thereby resulting in credit loss, in accordance with the adoption of authoritative accounting guidance under FASB ASC Topic 320 which is discussed below in Note 4 - New Accounting Pronouncements. The third party determined an estimated fair value for each security based on discounted cash flow analyses. The estimates were based on the following key valuation assumptions - collateral cash flows, prepayment assumptions, default rates, loss severity, liquidation lag, bond waterfall and internal rate of return. Since there is currently no active secondary market for these types of securities due to the non-traditional loan types these valuations are considered Level 3 inputs as defined below in Note 5 - Fair Value Measurement.

The two securities that were downgraded during first quarter were found to have credit losses since a portion of the unrealized losses is due to an expected cash flow shortfall based on an analysis as of March 31, 2009. As such, these securities were determined to be other-than-temporarily impaired. DBI does not intend to sell the investments and it is not more likely than not that DBI will be required to sell the securities before the anticipated recovery of their remaining amortized cost bases, which may be maturity. The total credit loss that was recognized in earnings as of March 31, 2009 for these securities was $312,716. Based on the September 30, 2009 analysis, no additional credit loss was recognized during the third quarter. The analysis on the other two securities did not reveal any credit loss nor were the securities found to be OTTI. Unrealized losses on the four securities analyzed by the third party were recognized through accumulated other comprehensive loss on the balance sheet, net of tax in the amount of $1,921,596.

The unrealized losses on the remainder of the residential mortgage-backed securities were due to the distressed and illiquid markets for collateralized mortgage obligations. The securities are investments in senior tranches with adequate credit support from subordinate tranches, are supported by traditional mortgage loans that originated between 2002 and 2005, have low delinquency and foreclosure rates, and reasonable loan-to-value ratios. DBI does not consider these investments to be OTTI at September 30, 2009.

Notes to the Consolidated Financial Statements

(Unaudited)

Nonaccrual loans totaled $14,679,120 and $15,518,779 at September 30, 2009 and December 31, 2008, respectively. Information concerning DBI's investment in impaired loans is as follows:

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

On July 1, 2009, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles became Financial Accounting Standards Board's (FASB's) officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) and established a new hierarchy of GAAP sources for non-governmental entities. It supersedes all accounting standards in U.S. GAAP, aside from those issued by the Securities and Exchange Commission. This standard is not expected to have a significant effect on DBI's financial statements but will affect the way GAAP standards are referred to in the financial statements and accounting policies.

Notes to the Consolidated Financial Statements

(Unaudited)

In December 2007, the FASB issues Statement of Accounting Standards (SFAS) No. 160, "Non-controlling Interests in Consolidated Financial Statements," which was subsequently incorporated into FASB Accounting Standards Codification (ASC) Topic 810, "Consolidation." New authoritative accounting guidance under this ASC topic amended prior guidance to establish accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. A non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, under this topic is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements, but separate from the parent's equity. It also requires consolidated net income attributable to the parent and to the minority interest to be clearly presented on the face of the consolidated statement of income. This new authoritative accounting guidance become effective on January 1, 2009 and did not have a significant impact on DBI's financial statements.

In December 2007, the FASB issues SFAS No. 141R, "Business Combinations," which was subsequently incorporated into FASB ASC Topic 805, "Business Combinations." This topic establishes principles and requirements for the acquirer in a business combination to recognize and measure identifiable assets acquired and liabilities assumed; to recognize and measure goodwill acquired or gain from a bargain purchase; and to determine what information to disclose in the financial statements. Topic 805 is effective for business combinations for which the acquisition date determined in accordance with this guidance is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The new authoritative accounting guidance also addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. Adoption of this ASC topic did not have a significant effect on DBI's financial statements.

In April 2009, the FASB issues FASB Staff Position (FSP) Financial Account Standard (FAS) 107-1, "Interim Disclosures about Fair Value Instruments," which was subsequently incorporated into FASB ASC Topic 825, "Financial Instruments." New authoritative accounting guidance under Topic 825 requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The early adoption of these disclosure requirements had no significant effect on DBI's financial statements.

In April 2009, the FASB issues FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," which was subsequently incorporated into FASB ASC Topic 320, "Investments - Debt and Equity Securities." This ASC amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Under Topic 320, if the determination is made that there is other-than-temporary impairment and the determination is made that a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis, the presentation and amount of the other-than-temporary impairment recognized in the statement of earnings is changed. Only the portion related to the credit loss is recognized in the statement of earnings and the impairment related to all other factors is recognized in other comprehensive income. DBI adopted this authoritative accounting guidance during the first quarter of 2009 and this early adoption had a significant effect on the financial statements. If early adoption had not been elected, the unrealized losses on two securities determined to be OTTI would have been recognized entirely through the income statement. Refer to Note 2 - Investment Securities above for additional information on the unrealized losses related to the two securities with OTTI.

In April 2009, the FASB issues FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," which was subsequently incorporated into FASB ASC Topic 820, "Fair Value Measurements and Disclosures." This new authoritative accounting guidance relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the objective of fair value measurement - to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.

Notes to the Consolidated Financial Statements

(Unaudited)

Specifically, it reaffirms the need to use judgment to ascertain if a formally active market has become inactive and in determining fair values when markets have become inactive. DBI elected to early adopt the accounting guidance under this topic and this adoption had a significant effect on the financial statements. Evaluation of the market conditions for securities backed by non-traditional loan products was deemed to be inactive and additional cash flow analysis was necessary to determine if there was OTTI related to the securities with this type of collateral. Two securities were deemed to be OTTI and as such, there was an impact on the income statement. Refer to Note 2 - Investment Securities above for additional information on these securities and the impact to the income statement.

On May 28, 2009 the FASB announced the issuance of SFAS 165, "Subsequent Events," which was subsequently incorporated into FASB ASC Topic 855, "Subsequent Events." New guidance within this ASC topic establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Topic 855 defines the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained. The adoption of this guidance did not have a significant effect on DBI's financial statements.

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, "Accounting for Transfers of Financial Assets" and SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," both of which were subsequently incorporated into FASB ASC Topic 860, "Transfers and Servicing." New authoritative accounting guidance under this topic amends prior guidance and will require entities to provide more information about sales and securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirement for de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. Additional amendments alter how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. This new guidance will be effective the first annual reporting period that begins after November 15, 2009, for interim reporting periods within that first annual reporting period and for interim and annual reporting periods thereafter and are not expected to have a significant impact on DBI's financial statements.

NOTE 5 - FAIR VALUE MEASUREMENT

Fair value is the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in a transaction between market participants on the measurement date. Some assets and liabilities are measured on a recurring basis while others are measured on a non-recurring basis, as required by U.S. GAAP which also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. The three levels of inputs defined in the standard that may be used to measure fair value are as follows:

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

Notes to the Consolidated Financial Statements

(Unaudited)

DBI used the following methods and significant assumptions to estimate fair value.

Cash, Cash Equivalents, and Federal Funds Sold: For cash, cash equivalents and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment Securities: Investment securities available-for-sale are recorded at fair value on a recurring basis. The fair value measurement of most of DBI's available-for-sale securities is currently determined by an independent provider using Level 2 inputs (except as noted below). The measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speed and default rates. Three of DBI's available-for-sale mortgage-backed securities (MBS) that are secured by non-traditional mortgage loans and one available-for-sale MBS secured by traditional mortgage loans that was downgraded during the second quarter were analyzed by a third party in order to determine an estimated fair value. The estimated fair values were based on discounted cash flow analyses and are considered Level 3 inputs.

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

Impaired Loans: As defined below in the Glossary of Loan Terms section, a loan is considered to be impaired when, based on current information or events, it is probable that not all amounts due will be collected according to the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral. The collateral value is determined based on appraisals and other market valuations for similar assets. Under FASB ASC Topic 820, "Fair Value Measurements and Disclosures," the fair value of impaired loans is reported before selling costs of the related collateral, while FASB ASC Topic 310, "Receivables," requires that impaired loans be reported on the balance sheet net of estimated selling costs. Therefore, significant estimated selling costs would result in the reported fair value of impaired loans being greater than the measurement value of impaired loans as maintained on the balance sheet. In most instances, selling costs were estimated for real estate-secured collateral and included broker commissions, legal and title transfer fees and closing costs. Impaired loans are classified as nonrecurring Level 2 assets.

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

Notes to the Consolidated Financial Statements

(Unaudited)

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

.Assets Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis, are summarized in the table below:

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2009.

Assets Recorded at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis, are summarized in the following table:

Notes to the Consolidated Financial Statements

(Unaudited)

Item 2. Management;'s Discussion and Analysis of Financial Condition and Results of Operations

This report may contain certain forward-looking statements, including without limitation, statements regarding results of operations, the appropriateness of the allowance for loan losses, the amounts of charge-offs and recoveries, capital to assets ratios, capacity for paying dividends and liquidity. These statements speak of DBI's plans, goals, beliefs or expectations, refer to estimates or use similar terms. Forward looking statements can generally be identified because they contain words and phrases such as "may," "project," "are confident," "should," "predict," "believe," "plan," "expect," "estimate," "anticipate," and similar expressions. These forward looking statements are inherently uncertain and actual results may differ from Company expectations. The factors that, among others, could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the local economy; (iii) fluctuations in market rates and prices which can negatively affect net interest margin, asset valuations and expense expectations; (iv) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies, and (v) the factors set forth in Item 1A of DBI's Annual Report on Form 10-K for the year ended December 31, 2008 (the "2008 Annual Report") which item is incorporated herein by reference, as well as other risks identified in this Report. When reviewing forward-looking statements to make decisions with respect to DBI, investors and others are cautioned to consider these and other risks and uncertainties. All forward-looking statements contained in this report are based upon information presently available and DBI assumes no obligation to update any forward-looking statements.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses ("ALLL") is an estimate of the losses that may be sustained in the loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," which has been incorporated into FASB ASC Topic 450, "Contingencies" and requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which has been incorporated into FASB ASC Topic 310, "Receivables," which requires that the loan be categorized as impaired when it is probable that DBI will not collect all principal and interest payments according to the loan's or lease's contractual terms. Guidelines for determining allowances for loan losses are also provided in the ASC 310-10-S99, "Accounting for Loan Losses by Registrants Engaged In Lending Activities," and the Federal Financial Institutions Examination Council's interagency guidance, "Interagency Policy Statement on the Allowance for Loan and Lease Losses" (the "FFIEC Policy Statement").

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

Loans classified "special mention" are one step above substandard; these loans contain some weakness which if not corrected or improved upon could lead to further deterioration and a lower rating. Risk factor percentages are applied to the identified segments of each of the nonclassified and classified portions of the portfolios to calculate an allowance in conjunction with ASC Topic 450. These risk factor percentages are based on historical loan loss experience adjusted for current economic conditions and trends and internal loan quality trends.

Management's Discussion and Analysis

The foregoing calculations in accordance with ASC Topics 310 and 450 are used to confirm the adequacy and appropriateness of the ALLL as developed through provisions for credit losses charged to expense, recognizing that the ALLL represents an aggregation of judgments and estimates by management. Such calculations also influence the amount of future provisions for credit losses charged to expense, pending reapplication of the described systematic methodology.

Management evaluates the appropriateness of the ALLL on a quarterly basis and submits to the board of directors of DSB each quarter a recommendation of the amount of a monthly provision for loan losses. If the mix and amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the ALLL and the provision for loan losses on the income statement could be materially affected. Management believes that the ALLL is appropriate as of September 30, 2009.

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

Results of Operations

Net income for the quarter ended September 30, 2009, was $379,580, a decrease of $429,063 or 53.1%, compared to $808,643 for the corresponding period in 2008. This decrease was primarily the result of a $975,000 increase in the provision for loan losses. This was partially offset by a decrease in non interest expense of $426,464 and an increase in income tax benefit of $264,668.

Net interest income for the quarter ended September 30, 2009 was $3,559,120 a decrease of 3.9%, compared to $3,702,174 recorded for the corresponding period of the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

This decrease in net interest income is attributable to a slight decrease in net interest spread due to a reduction in the yield on earning assets which was nearly offset by a decline in the cost of funds. The average net interest rate spread decreased 2 basis points from 3.48% during the third quarter of 2008 to 3.46% during the quarter ended September 30, 2009. DBI's yield on earning assets was 6.36% during the third quarter of 2008 compared to 5.53% during the quarter ended September 30, 2009, a decline of 83 basis points. The average cost of funds was 2.07% during the most recent quarter, a decrease of 81 basis points compared to 2.88% for the quarter ended September 30, 2008. The average balances of interest-earning assets increased by $1.7 million while the volume of interest-bearing liabilities increased by $4.3 million during the third quarter of 2009 over average balances for the third quarter of 2008.

For the third quarter of 2009 DBI's provision for credit losses was $1.2 million as compared to $225,000 during the same period of 2008. Net charge-offs of $749,796 were recognized in the current period compared to net charge-offs of $200,749 during the corresponding period in 2008. Management expects fourth quarter charge-offs and provision for credit losses to remain at elevated levels.

Noninterest income for the three months ended September 30, 2009, remained relatively stable at $482,196 compared to $484,337 during the corresponding period in 2008. Gains on the sale of loans increased $43,744 in the third quarter of 2009 over the same period in 2008. Service fees and commissions declined $25,752 when comparing the same period while gains on the sale of securities of $31,486 recognized during the third quarter of 2008 were not repeated during the most current quarter.

Noninterest expense for the three months ended September 30, 2009 declined $426,464 or 14.2% compared to the corresponding period in 2008. Reductions in expenses related to the sale and management of other real estate properties along with salaries and employee benefits were the primary factors in the decline in noninterest expenses. These reductions were partially offset by an increase in professional fees of $41,162. Expenses related to other real estate parcels declined by $407,602 or 85.5% during the third quarter of 2009 as compared to the corresponding period in 2008. This decrease is primarily due to a reduction in losses recognized on the sale or write-downs of properties. During the third quarter of 2008, losses of $353,026 were recognized on the sale or write-downs on other real estate parcels, while a net gain of $556 was recorded in the most recent period.

Salaries and employee benefits declined by $129,545 or 7.8% when comparing the quarter ended September 30, 2009 to the same period one year prior. This decline is due to a decline in full-time equivalent employees from 95 as of September 30, 2008 to 93 as of September 30, 2009 as well as the elimination of a bonus accrual for 2009.

Management's Discussion and Analysis

The increase of $41,162 or 54% in professional fees is primarily related to expenses incurred during the third quarter of 2009 for an external audit of information technology. This amounted to approximately $24,000 of expenses recognized during the three months ended September 30, 2009 that were not incurred during the same period of 2008.

For the three months ended September 30, 2009 and 2008, DBI recorded combined federal and state income tax benefits of $111,606 and provisions of $153,062, respectively. These benefits and provisions reflect effective income tax rates of negative 42% in 2009 and 16% in 2008. DBI's combined statutory tax rate is 39%. The lower effective income tax rates are primarily attributable to certain federally tax exempt interest earned on state and local government investment securities.

Financial Condition

Total assets decreased by $20.9 million between December 31, 2008, and September 30, 2009. Cash, cash equivalents and fed funds sold declined by $3.9 million since December 31, 2008. Investment securities decreased $11.8 million during the first nine months of 2009 due to $7 million in calls, sales of $3.2 million, regular pay-downs, a reduction in the fair value of available-for-sale securities and the OTTI write-off of $312,716 taken in the first quarter of 2009. Loan volume was $1.6 million lower at September 30, 2009 when compared to year-end 2008 balances although average balances of loans for the quarter ended September 30, 2009 were $5.7 million higher than the average balances for the quarter ended December 31, 2008.

The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

During the first nine months of 2009, residential real estate loans fell by $4.7 million or 5% while construction loans declined by $2.6 million, or 12.9%. During this period, $4.2 million of existing residential mortgage loans were refinanced and sold to the secondary market. These declines in real estate loans were partially offset by an increase in agricultural-related real estate loans of $5.5 million or 11.6% during the same period. Management attributes the declines in the construction loan portfolio to tighter underwriting standards, aggressive collection efforts and a soft local economy. Agricultural loans not secured by real estate increased $1.3 million or 3.1% while consumer and other loans increased by $1.1 million, or 10.8%, during the same period.

The allowance for credit losses increased approximately $700,000 during the nine months ended September 30, 2009. Provisions of $3,735,000 were added to the allowance during the first nine months of 2009 and were partially offset by net charge offs of $3 million. The allowance equals 2.35% of total loans at September 30, 2009 compared to 2.11% at December 31, 2008. Nonaccrual loans totaled $14.7 million at September 30, 2009, a decrease of $800,000 compared to December 31, 2008. DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 5.28% at September 30, 2009, compared to 5.87% at year-end 2008. As of September 30, 2009, management has identified $46.6 million of potential problem loans compared to $28.5 million at year-end 2008. Loan quality continues to be a concern and improving the portfolio is the primary focus for management. DBI has no accruing loans that are past due 90 days or more.

Management's Discussion and Analysis

The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate (property acquired through foreclosure or in satisfaction of loans):

(1) Includes restructured loans of $1,886,733 and $1,084,153 as of September 30, 2009 and December 31, 2008, respectively.

Non-interest bearing deposits decreased by $8.4 million, or 21.1%, during the first nine months of 2009. Management attributes this decline to a seasonal fluctuation.

Interest-bearing deposits decreased by $6.0 million between December 31, 2008 and September 30, 2009. Money market accounts declined $6.0 million, or 6.3%, during this period. Money market account balances of local municipalities declined by $4.1 million during the first nine months as a result of seasonal fluctuations. Interest bearing deposits consisted of the following:

Short-term borrowings decreased $5.1 million or 22.9% as of September 30, 2009 when compared to the prior year-end while long-term borrowings remained unchanged during the same period.

Stockholders' equity decreased by approximately $750,000 to $51.5 million as of September 30, 2009 driven by the increase in the unrealized losses on securities, net of tax, recognized in other comprehensive loss along with the dividends paid. As of September 30, 2009 DBI's leverage ratio was 13.3%, its risk-based core capital ratio was 17.0% and its risk-based total capital ratio was 18.3%. DBI and DSB continue to maintain capital levels well above the regulatory minimum levels.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet its needs. DBI maintains liquid assets and established lines of credit to meet its liquidity needs. DBI's Board of Directors annually approves a Consolidated Contingent Liquidity Plan which reviews the sources and uses of liquidity for DBI, DSB and DACC. Cash and cash equivalents total over $13 million despite decreasing by $7.1 million, or 34.8% during the first nine months of 2009. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows. On September 29, 2009, the FDIC proposed rules which would require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution's risk-based deposit insurance assessment for the third quarter of 2009. If adopted as proposed, DBI would be assessed $1.8 million.

Management's Discussion and Analysis

In addition to on-balance sheet sources of funds, DBI also has off-balance sheet sources available to meet liquidity needs. Specifically, DBI has unused lines of credit of $51.8 million as of September 30, 2009. This includes a $20 million line of credit with the Federal Reserve Bank that was established in 1999. DSB has not borrowed on this line. DBI also has $65.1 million of eligible loans and securities that could be pledged to increase its available credit. Management believes DBI's liquidity position as of September 30, 2009 is adequate under current economic conditions.

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

Management's Discussion and Analysis

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2009, DBI's activity of equity security shares repurchased was as follows:

Management's Discussion and Analysis

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
DENMARK BANCSHARES, INC. /s/ John P. Olsen
Date: October 21, 2009	John P. Olsen,
President and CEO

/s/ Dennis J. Heim
Date: October 21, 2009	Dennis J. Heim
Vice President, CFO and Treasurer,