Form 10-K
period 2009-12-31
DENMARK BANCSHARES INC
filed 2010-02-26
CIK 885531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

___ Large accelerated filer Accelerated filer

X Non-accelerated filer ___ Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009, was $42,032,180 (110,611 shares at $380 per share, which is equal to the last sales price of shares sold during the registrant's second fiscal quarter, according to information available to the registrant).

As of February 24, 2010, there were 118,917 shares of the registrant's Common Stock (no par value) issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Documents*	Part of Form 10-K into Which Portions of Documents are Incorporated
Annual Report to Shareholders for the fiscal year ended December 31, 2009	Parts I and II
Proxy Statement for Annual Meeting of Shareholders on April 27, 2010	Part III
*Only the portions of documents specifically listed herein are to be deemed incorporated by reference.

DENMARK BANCSHARES, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History and General Business of Denmark Bancshares, Inc.

Denmark Bancshares, Inc. ("DBI") was formed in 1983 as a Wisconsin bank holding company for the purpose of acquiring and holding the Common Stock of the Denmark State Bank ("DSB"). The holding company was formed to allow DSB to expand its line of financial products, enabling it to compete with other financial institutions. DBI acquired DSB in 1983 through an exchange offer for shares of DSB. DBI's subsidiaries are DSB, Denmark Agricultural Credit Corporation ("DACC"), and DBI Properties, Inc. DACC was formed in 1986 and offers certain types of agricultural lending. DBI Properties, Inc., was created in 2009 for the purpose of holding acquired real estate properties for resale. Unless the context otherwise requires, when used herein the term "DBI" refers to Denmark Bancshares, Inc. and all of its subsidiaries.

Securities and Exchange Commission Availability of Filings on Company Web Site

DBI electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Current Report) and Schedule 14A (Proxy Statement). DBI may file additional forms including amendments to these forms. The SEC maintains an Internet site, www.sec.gov, which contains annual reports, proxies, information statements, and other information of all issuers, including Denmark Bancshares, Inc., which files electronically with the SEC.  Additionally, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K filed with the SEC, plus additional shareholder information are available free of charge on DSB's website, www.denmarkstate.com/inv_relations.htm, as soon as reasonably practical after the reports are filed electronically with SEC.

DSB

DSB offers a full line of retail banking services, including checking, time deposits of various types, loans for business, agri-business, real estate and personal use, and other miscellaneous banking services. DSB employs two experienced investment representatives that provides financial planning and sells annuities, mutual funds and other investment securities. DSB has six offices, serving primarily Brown, Kewaunee, Manitowoc and Outagamie Counties. DSB also has seven automated teller machines at various locations throughout its market area. DSB also offers home and business banking 24 hours a day via telephone or online through a secure web site. These services allow customers to transfer funds between accounts and inquire about their balances or recent transaction activity as well as providing information about current interest rates.

No significant portion of the loan portfolio of DSB is concentrated in one individual or group of individuals, and management believes that the portfolio's industry weighting is prudent. Seasonal factors do not materially affect the size or quality of the loan portfolio of DSB. Set forth below is a schedule of the concentration of DBI's loans, including loans of DSB and DACC, at December 31, 2009:

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

Loans secured by commercial or agricultural real estate, can be amortized up to 25 years and generally require a minimum down payment of 20% in cash or other collateral. Loans secured by commercial and agricultural real estate generally entail more risk than loans secured by residential real estate. These loans typically involve larger balances to single borrowers. Repayment of the loan is usually dependent on the cash flow and success of the business occupying the property. The value of the real estate may be impacted by environmental issues or by supply and demand conditions in the market for commercial and retail space. DSB tries to mitigate this by requiring an environmental questionnaire and appraisals for all loans in excess of $1 million and by requiring a higher initial down payment. DSB also requires that the borrower submit annual financial information or more regularly, as considered appropriate.

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

Denmark Agricultural Credit Corporation

DACC commenced business in 1986 to provide a source of funds for farm loans and to provide a source of liquidity for DSB. As of the close of the fiscal year, DACC had a $30 million line of credit from AgriBank, FCB. DACC originates loans and purchases loans from DSB and other financial institutions. As of December 31, 2009, DACC held agricultural loans totaling $28.3 million. In 2009 the net income of DACC was equal to 84.4% of the consolidated net income of DBI.

DBI Properties, Inc.

DBI Properties, Inc. was formed in February 2009 for the purpose of holding certain foreclosed properties. As of December 31, 2009, this subsidiary held a parcel of commercial real estate valued at $1 million.

Areas Serviced by DBI; Competition

DBI serves Brown, Kewaunee, Manitowoc and Outagamie Counties, including the villages of Denmark, Bellevue, Maribel, Reedsville, Whitelaw and Wrightstown. The local economy of the area served is based on agriculture and light industry but the extended service area has a generally diversified economy. The local economic conditions prevailing at year-end varied by county but each county experienced higher unemployment than one year earlier. The area's unemployment rate is equal to or lagging behind the national unemployment rate of 9.7%. As of December 2009, the unemployment rate in Brown County, DBI's primary market, was 7.3% compared to 8.5%, 9.7% and 8.0% for Kewaunee, Manitowoc and Outagamie Counties, respectively. As of December 2008, the unemployment rate in Brown County was 5.4% compared to 5.3%, 6.0% and 5.7% for Kewaunee, Manitowoc and Outagamie Counties, respectively. Brown County experienced mixed results in the residential housing market. In Brown County, home sales were up 1% to 2,369 units, compared to 2,338, 2,716 and 2,809 during 2008, 2007 and 2006, respectively. The median price of a home in Brown County fell 8.2% to $135,000, compared to $147,100, $149,200 and $150,700 during 2008, 2007 and 2006, respectively. Brown County's statistics were similar to the statewide results for Wisconsin which experienced about the same number of home sales and a 7.7% drop to $143,000 in the median sales price. The number of home sales in Wisconsin benefited from the first-time home buyers credits as 4th quarter sales increased by 26% compared to one year earlier.

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

The agricultural economy experienced a year of financial challenges during 2009. Wisconsin farmers' net income estimated at $1.45 billion was down about 56% from 2008's net income which was the second highest ever recorded.

Milk prices were strong going into 2009 but the prices quickly fell below year-earlier levels. According to a report by the Wisconsin Department of Agricultural and Applied Economics at the University of Wisconsin-Madison and the Cooperative Extension of the University of Wisconsin, milk prices fell as much as $9.10 per hundredweight below year-prior levels and the average price from January through October 2009 was $6.82 per hundredweight lower compared to averages of $19, $19 and $13 for the years 2008, 2007 and 2006, respectively.

The number of Wisconsin dairy farms has significantly declined from more than 21,800 in 1999 to approximately 12,900 currently in operation. One year earlier there were 13,448 licensed dairy herds in Wisconsin. Larger dairy units have replaced many of the smaller family farms and the average herd size is now 97 dairy cows. As a result, DBI has a smaller pool of agricultural borrowers to lend to while competing with a similar number of agricultural lenders. Despite this, DBI has been able to increase its agricultural lending.

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

Employees of DBI

At December 31, 2009, DSB had 94 full-time equivalent employees. DBI considers its relationship with its employees to be excellent.

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

Under the Act, DBI is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or holding company, nor can DBI or any subsidiary engage in any business other than banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries. DBI may, however, own shares of a company the activities of which the Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, and the holding company itself may engage in such activities. DBI is authorized under the Act to own DACC and DBI Properties, Inc., its nonbank subsidiaries.

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

The Federal Deposit Insurance Act requires that the appropriate federal regulatory authority -- (FDIC in the case of DSB since it is an insured state bank, which is not a member of the Federal Reserve System) -- approve any acquisition through merger, consolidation, purchase of assets, or assumption of deposits. The same regulatory authority also supervises compliance by DSB with provisions of federal banking laws, which, among other things, prohibit the granting of preferential loans by a bank to executive officers, directors, and principal shareholders of the bank and of other banks, which have a correspondent relationship with the bank.

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

DBI Properties, Inc.

DBI Properties is subject to various regulations governed by the Federal Reserve Board.

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

The Emergency Economic Stabilization Act of 2008 and American Recovery and Reinvestment Act of 2009 were signed into law in response to the financial crisis affecting the banking system, financial markets and economic conditions generally. There have been numerous actions by the U.S. Treasury, the Federal Reserve Board, the FDIC and others to address the current liquidity and credit crisis. One purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. The regulatory initiatives may not have their desired effects. The capital and credit markets have recovered for large corporations and there has been less volatility over the past year however the credit markets remain tight for small businesses. If the economic conditions fail to improve or worsen, our business, financial condition, results of operations and liquidity could be materially and adversely affected. A double dip recession with continued high unemployment and further declines in real estate values could lead to increased charge-offs resulting in higher provisions for loan losses and DBI's investments in privately issued mortgage-backed securities could become other-than-temporarily impaired and require charges to earnings or experience economic losses. Large loan losses or write-downs to the securities portfolio could result in net operating losses and, among other things, lead to increased regulatory scrutiny, increased FDIC insurance premiums, liquidity issues, loss of access to credit markets and suspension of dividends.

DBI is Subject to Restrictions on its Ability to Pay Dividends

DBI is a holding company with no significant operations of its own. Accordingly, the primary source of funds for DBI to pay dividends to its shareholders is dividends DSB and other subsidiaries pay to DBI. DBI's subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts to DBI, whether by dividends, loans or other payments. The ability of DBI's subsidiaries to pay dividends or make distributions to DBI, and accordingly, DBI's ability to pay dividends on its common stock, will depend on the earnings, capital requirements and general financial condition of the subsidiaries and, in the case of DSB, on regulatory limitations. See Item 1. Description of Business - Supervision and Regulation - DSB. If DBI does not receive adequate distributions from its subsidiaries, then it may not be able to make or may have to reduce dividend payments on its common stock.

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

DBI's Concentration in Agricultural-Related Loans May Adversely Impact DBI's Results if the Economy Worsens

DBI has a concentration of agricultural-related loans amounting to approximately 33% of total loans as of December 31, 2009. The factors that influence the agricultural economy are complex and difficult to predict. These factors include, among other things, (i) the weather's effect on feed quality and quantity; (ii) the effect of governmental support programs on feed grain and dairy prices; (iii) import and export markets, including the effects of international trade regulations and tariffs; (iv) energy costs as they relate to fuel and fertilizer costs; (v) interest rates; (vi) supply and demand for feed grain and dairy; and (vii) market fluctuations created by consumer reaction to animal health issues. If agricultural conditions become unfavorable in Wisconsin, the businesses of DBI's agricultural clients and their ability to repay outstanding loans may be negatively affected. As a consequence, DBI's results of operations and financial condition may be adversely affected.

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

Government Regulation and Monetary Policy Could Reduce DBI's Earnings

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

Need for Technological Change May Increase DBI's Expenses

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

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth certain information relating to DBI's corporate offices and other facilities, all of which are owned by DBI:

Location	Approximate Square Feet	Principal Uses
Denmark	22,000	Principal corporate and banking offices
Bellevue	10,000	Branch bank
Maribel	1,885	Branch bank
Maribel	3,415	Space available for lease
Reedsville	3,700	Branch bank
Whitelaw	3,400	Branch bank
Wrightstown	6,605	Branch bank
Wrightstown	4,071	Space available for lease
Denmark	5,000	Retail Investments, accounting department and travel services

Each of the foregoing properties is in good condition and is suitable for banking operations. A portion of the lower level of the Maribel office is leased to an unaffiliated third-party while additional space is available for lease. All of the other properties are solely occupied by DBI.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information contained under the caption "Market Information" in the Quarterly Financial Information section and the information in the "Stock Performance" section of the Annual Report is incorporated herein by reference. Information concerning restrictions that limit DBI's ability to pay dividends is contained under the caption "Capital Resources" in the Management's Discussion and Analysis section of the Annual Report and is also incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

DBI had no common stock purchases during the fourth quarter of 2009.

ITEM 6. SELECTED FINANCIAL DATA

The information contained in the section captioned "Selected Financial Data" in the Annual Report is incorporated herein by reference. Such information should be read along with the Company's financial statements and the notes to those financial statements and with Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference elsewhere herein.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, including the notes thereto and the Report of Independent Registered Public Accounting Firm, required by this item are contained in the sections captioned "Consolidated Financial Statements" and "Notes to the Consolidated Financial Statements" in the 2009 Annual Report and are incorporated herein by reference. The supplementary data required by this item is contained in the section captioned "Selected Financial Information" under the heading "Quarterly Financial Information".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9AT. Controls and Procedures

Disclosure Controls and Procedures

DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures prior to the filing date of this report. Based on that evaluation, management believes that DBI's disclosure controls and procedures as of the end of the 2009 fiscal year are effective in ensuring that information required to be disclosed by DBI in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in DBI's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Internal Control Over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting is on page 8 of the 2009 Annual Report and is incorporated herein by reference.

Item 9B. other information

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the captions "Proposal I - Election of Directors", "Section 16 (a) Beneficial Ownership Reporting Compliance", "Code of Ethics", "Corporate Governance", and "Audit Committee Report" in DBI's proxy statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information in DBI's proxy statement, prepared for the 2010 Annual Meeting of Shareholders, which contains information concerning this item, under the captions "Director Compensation", "Executive Compensation", "Compensation Discussion and Analysis", "Compensation Committee Report", and "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in DBI's proxy statement, prepared for the 2010 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Voting Securities and Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in DBI's proxy statement, prepared for the 2010 Annual Meeting of Shareholders, which contains information concerning this item, under the captions "Transactions With Related Persons," and "Corporate Governance" is incorporated herein by reference.

Item 14. PRINCIPAL accountant fees and services

The information in DBI's proxy statement, prepared for the 2010 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Ratification of Selection of Independent Registered Public Accountants," is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. and 2. Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are contained in the Annual Report to Shareholders:

Selected Financial Information

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2009 and 2008

Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

  3. The "Index to Exhibits" is shown below.

INDEX TO EXHIBITS

DENMARK BANCSHARES, INC.

FORM 10-K

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation [Incorporated by reference to Exhibit 3.1 to DBI's report on Form 10-Q for the quarter ended June 30, 2002]

3.2	Second Amended and Restated Bylaws

10.1*	Deferred Compensation Agreement with Carl T. Laveck [Incorporated by reference to Exhibit 10.1 to DBI's report on Form 8-K dated February 10, 2009}

11.1	Statement Re Computation of Per Share Earnings

13.1	Annual Report to Shareholders for the Fiscal Year Ended December 31, 2009, to the extent incorporated herein by reference

21.1	List of Subsidiaries

23.1	Consent of Wipfli LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* - A management contract or compensating plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENMARK BANCSHARES, INC.

By: /s/ John P. Olsen John P. Olsen, President and CEO

Date: February 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ John P. Olsen	By:	/s/ Dennis J. Heim
	John P. Olsen, President and CEO Principal Executive Officer		Dennis J. Heim, Vice President, CFO and Treasurer Principal Accounting Officer
By:	/s/ Jill S. Feiler	By:	/s/ Terese M. Deprey
	Jill S. Feiler, Vice President and Secretary		Terese M. Deprey, Director
By:	/s/ Thomas N. Hartman	By:	/s/ Allen M. Peters
	Thomas N. Hartman, Director		Allen M. Peters, Director
By:	/s/ Michael L. Heim	By:	/s/ Diane L. Roundy
	Michael L. Heim, Director		Diane L. Roundy, Director
By:	/s/ Kenneth A. Larsen, Sr.	By:	/s/ Thomas F. Wall
	Kenneth A. Larsen, Sr., Director		Thomas F. Wall, Director
By:	/s/ Janet L. Bonkowski
	Janet L. Bonkowski, Director		February 23, 2010

  3. The "Index to Exhibits" is shown below.

  INDEX TO EXHIBITS

  DENMARK BANCSHARES, INC.

  FORM 10-K

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation [Incorporated by reference to Exhibit 3.1 to DBI's report on Form 10-Q for the quarter ended June 30, 2002]

3.2	Second Amended and Restated Bylaws

10.1*	Deferred Compensation Agreement with Carl T. Laveck [Incorporated by reference to Exhibit 10.1 to DBI's report on Form 8-K dated February 10, 2009}

11.1	Statement Re Computation of Per Share Earnings

13.1	Annual Report to Shareholders for the Fiscal Year Ended December 31, 2009, to the extent incorporated herein by reference

21.1	List of Subsidiaries

23.1	Consent of Wipfli LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  * - A management contract or compensating plan or arrangement.

  13