Form 10-Q
period 2010-03-31
DENMARK BANCSHARES INC
filed 2010-05-05
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

_ Non-accelerated filer _X_Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 5, 2010, there were 118,917 shares of the registrant's common stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report on Form 10-Q

For The Quarter Ended March 31, 2010

Item 1. Financial Statements

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	March 31, 2010 (Unaudited)	December 31, 2009
Assets		
Cash and due from banks	$9,008,667	$17,425,697
Federal funds sold	8,000,000	3,500,000
Investment Securities		
Available-for-sale, at fair value	34,051,945	35,304,273
Held-to-maturity, at cost	29,600,128	31,810,942
Total Investment Securities	$63,652,073	$67,115,215
Loans	299,327,980	296,632,907
Allowance for credit losses	(6,575,753)	(6,225,627)
Net Loans	$292,752,227	$290,407,280
Loans held for sale	723,566	954,682
Premises and equipment, net	7,401,564	7,521,366
Other investments, at cost	4,470,876	4,866,091
Accrued interest receivable	1,514,783	1,373,541
Other assets	14,460,432	15,193,014
TOTAL ASSETS	$401,984,188	$408,356,886
Liabilities		
Deposits		
Noninterest-bearing	$33,671,223	$37,051,679
Interest-bearing	267,350,045	269,426,590
Total Deposits	$301,021,268	$306,478,269
Short-term borrowings	20,531,644	17,970,928
Accrued interest payable	485,153	559,249
Other liabilities	719,278	1,394,792
Long-term debt	26,850,000	30,850,000
Total Liabilities	$349,607,343	$357,253,238
Stockholders' Equity		
Common stock, no par value, authorized 640,000 shares; oustanding 118,917	$18,173,975	$18,173,975
Treasury stock shares, at cost (2,613 shares)	(2,125,865)	(2,125,865)
Paid in capital	469,986	469,986
Retained earnings	37,108,848	36,314,327
Accumulated other comprehensive loss	(1,250,099)	(1,728,775)
Total Stockholders' Equity	$52,376,845	$51,103,648
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$401,984,188	$408,356,886

The accompanying notes are an integral part of these financial statements.

3

Denmark Bancshares, Inc.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Common Stock				Accumulated Other	
	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income	Total
Balance, December 31, 2009	118,917	$16,048,110	$469,986	$36,314,327	($1,728,775)	$51,103,648
Comprehensive income						
Net income				794,521		794,521
Other comprehensive loss, net of tax						
Change in unrealized loss on securities available-for-sale, net of reclassifcation adjustment (1)					478,676	478,676
Total comprehensive loss						$1,273,197
Balance, March 31, 2010	118,917	$16,048,110	$469,986	$37,108,848	($1,250,099)	$52,376,845

(1) Disclosure of reclassification amount:	
Unrealized losses arising during the period	770,388
Plus: Tax benefit on unrealized losses	(255,559)
Plus: Reclassification adjustment for gains realized and included in net income	(59,267)
Plus: Reclassification adjustment for tax benefit on realized gains	23,114
Net unrealized losses on securities	478,676

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

At March 31, 2010, seventeen debt securities have unrealized losses with aggregate depreciation of 12.1% from DSB's amortized cost basis. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Notes to the Consolidated Financial Statements

(Unaudited)

All securities with unrealized losses are assessed to determine if the impairment is other-than-temporary. Factors that are evaluated include the mortgage loan types supporting the securities, delinquency and foreclosure rates, credit support, weighted average loan-to-value, and year of origination, among others.

Currently, a quarterly analysis by a third party is performed on three residential mortgage-backed securities secured by non-traditional loan types in order to determine whether they are other-than temporarily impaired ("OTTI"). The purpose of the third party evaluation is to determine if the present value of the expected cash flows was less than the amortized costs, thereby resulting in credit loss, in accordance with the authoritative accounting guidance under FASB ASC Topic 320. The third party determines an estimated fair value for each security based on discounted cash flow analyses. The estimates are based on the following key valuation assumptions - collateral cash flows, prepayment assumptions, default rates, loss severity, liquidation lag, bond waterfall and internal rate of return. Since there is currently no active secondary market for these types of securities due to the non-traditional loan types these valuations are considered Level 3 inputs as defined below in Note 5 - Fair Value Measurement. Additional securities may be analyzed in the future if deemed necessary to determine whether they are OTTI and if so, if any possible credit loss exists.

Two of the three securities supported by non-traditional loan types were found to have credit losses during an analysis as of March 31, 2009 since a portion of the unrealized losses is due to an expected cash flow shortfall. As such, these securities were determined to be other-than-temporarily impaired. DBI does not intend to sell the investments and it is not more likely than not that DBI will be required to sell the securities before the anticipated recovery of their remaining amortized cost bases, which may be maturity. The total credit loss that was recognized in earnings as of March 31, 2009 for these securities was $312,716. Based on the March 31, 2010 analysis, no additional credit loss was recognized during the current quarter. The analysis on the other security did not reveal any credit loss nor was the security found to be OTTI. Unrealized losses on the three securities analyzed by the third party were recognized through accumulated other comprehensive loss on the balance sheet as of March 31, 2010, net of tax, in the amount of $1,271,311.

The unrealized losses on the remainder of the residential mortgage-backed securities are due to the distressed and illiquid markets for collateralized mortgage obligations. The securities are investments in senior tranches with adequate credit support from subordinate tranches, are supported by traditional mortgage loans that originated between 2002 and 2005, have low delinquency and foreclosure rates, and reasonable loan-to-value ratios. DBI does not consider these investments to be OTTI at March 31, 2010.

Notes to the Consolidated Financial Statements

(Unaudited)

Nonaccrual loans totaled $11,271,398 and $12,753,127 at March 31, 2010 and December 31, 2009, respectively. Information concerning DBI's investment in impaired loans is as follows:

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend Topic 820, "Fair Value Measurements and Disclosures" requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy, including the reasons for these transfers, and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.

In an effort to clarify existing fair value disclosures, these amendments also add a level of disaggregation by requiring

Notes to the Consolidated Financial Statements

(Unaudited)

entities to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the financial statements. Additional clarification is also required on the valuation techniques and inputs. Entities should provide disclosures about the valuation techniques and inputs used to measure fair value for assets or liabilities valued on both a recurring and non-recurring basis where those measurements are considered to be either Level 2 or Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of these disclosures did not have a significant impact on DBI's financial statements.

In February 2010, the FASB issued guidance that amended Topic 855, "Subsequent Events." These Amendments to Certain Recognition and Disclosure Requirements remove the requirement for a Securities and Exchange Commission ("SEC") filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The FASB believes these amendments remove potential conflicts with the SEC's literature. This amendment was effective immediately upon final issuance and did not have a significant impact on DBI's financial statements.

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

Investment Securities: Investment securities available-for-sale are recorded at fair value on a recurring basis. The fair value measurement of most of DBI's available-for-sale securities is currently determined by an independent provider using Level 2 inputs (except as noted below). The measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speed and default rates. Two of DBI's available-for-sale mortgage-backed securities (MBS) that are secured by non-traditional mortgage loans and one available-for-sale MBS secured by traditional mortgage loans that was downgraded during 2009 were analyzed by a third party in order to determine an estimated fair value. The estimated fair values were based on discounted cash flow analyses and are considered Level 3 inputs.

Notes to the Consolidated Financial Statements

(Unaudited)

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

Notes to the Consolidated Financial Statements

(Unaudited)

.Assets Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis, are summarized in the table below:

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2010.

Notes to the Consolidated Financial Statements

(Unaudited)

Assets Recorded at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis, are summarized in the following table:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report may contain certain forward-looking statements, including without limitation, statements regarding results of operations, the appropriateness of the allowance for loan losses, the amounts of charge-offs and recoveries, capital to assets ratios, capacity for paying dividends and liquidity. These statements speak of DBI's plans, goals, beliefs or expectations, refer to estimates or use similar terms. Forward looking statements can generally be identified because they contain words and phrases such as "may," "project," "are confident," "should," "predict," "believe," "plan," "expect," "estimate," "anticipate," and similar expressions. These forward looking statements are inherently uncertain and actual results may differ from DBI's expectations. The factors that, among others, could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the local economy; (iii) fluctuations in market rates and prices which can negatively affect net interest margin, asset valuations and expense expectations; (iv) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies, and (v) the factors set forth in Item 1A of DBI's Annual Report on Form 10-K for the year ended December 31, 2009 (the "2009 Annual Report") which item is incorporated herein by reference, as well as other risks identified in this Report. When reviewing forward looking statements to make decisions with respect to DBI, investors and others are cautioned to consider these and other risks and uncertainties. All forward-looking statements contained in this report are based upon information presently available and DBI assumes no obligation to update any forward-looking statements.

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

Management evaluates the appropriateness of the ALLL on a quarterly basis and submits to the board of directors of DSB each quarter a recommendation of the amount of a monthly provision for loan losses. If the amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the ALLL and the provision for loan losses on the income statement could be materially affected. Management believes that the ALLL is appropriate as of March 31, 2010.

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

Results of Operations

Net income for the quarter ended March 31, 2010, was $794,521, an increase of $552,290 or 228.0%, compared to $242,231 for the corresponding period in 2009. This improvement was primarily the result of a $600,000 decrease in the provision for loan losses and a decline in noninterest expenses of $173,438. In addition, credit losses of $312,716 that were recognized in 2009 for securities found to be other than temporarily impaired were not repeated in 2010. These were partially offset by an increase in income tax expense of $415,409 and a decrease in net interest income of $216,611.

Net interest income for the quarter ended March 31, 2010 was $3,544,969 a decrease of 5.8%, compared to $3,761,580 recorded for the corresponding period of the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

This decrease in net interest income is attributable to a slight decrease in net interest spread due to a reduction in the yield on earning assets which was nearly offset by a decline in the cost of funds. The average net interest rate spread decreased 1 basis point from 3.55% during the quarter ended March 31, 2009 to 3.54% during the current period. DBI's yield on earning assets was 5.22% during the first quarter of 2010 compared to 5.81% during the quarter ended March 31, 2009, a decline of 59 basis points. The average cost of funds was 1.68% during the most recent quarter, a decrease of 58 basis points compared to 2.26% for the quarter ended March 31, 2009. The average balances of interest-earning assets declined by $7.9 million while the volume of interest-bearing liabilities increased by $1.6 million during the first quarter of 2010 compared to average balances for the first quarter of 2009.

For the first quarter of 2010 DBI's provision for credit losses was $400,000 as compared to $1 million during the same period of 2009. Net charge-offs of $49,874 were recognized in the current period compared to net charge-offs of $1,079,679 during the corresponding period in 2009.

Noninterest income for the three months ended March 31, 2010 was $512,982 compared to $414,826 during the corresponding period in 2009, an increase of 23.7%. Gains on the sale of securities of $59,267 were recognized during the first quarter of 2010 while there were no security sales during the same period of 2009. Service fees and commissions increased $12,127 when comparing the same period while gains on the sale of loans declined $11,157 in 2010.

Noninterest expense for the three months ended March 31, 2010 declined $173,438 or 6.2% compared to the corresponding period in 2009. Reductions in expenses related to the FDIC insurance premiums and occupancy expense, as well as gains realized on the sale of foreclosed properties were the primary factors in the decline in noninterest expenses. These reductions were partially offset by an increase in data processing expenses of $47,176.

FDIC Insurance premiums decreased $129,049 or 48.7% during the first quarter of 2010 as compared to the corresponding period in 2009. This decline is due to the fact that in 2009, an anticipated 20 basis point special assessment was being accrued for during the first quarter that was not repeated during 2010, as well as the fact that average deposits were approximately 2.9% lower in the first quarter of 2010 versus the first quarter of 2009.

Occupancy expenses were $27,857 or 9.3% lower during the first quarter of 2010 when compared with the same period in 2009. This is primarily due to a decline in depreciation expense of $17,896 to $122,786 in 2010 from $140,682 in 2009 along with lower expenses for building maintenance, which fell $9,704 during 2010.

Management's Discussion and Analysis

Two foreclosed properties were sold during the first quarter of 2010 resulting in gains of $71,632 compared to losses recorded during the same period of 2009 of $25,059. This improvement in realized gains of $96,691 more than offset the increase in expenses related to the operation of other real estate of $70,196, which was primarily due to increases in real estate taxes and legal expenses during 2010.

The increase in data processing expenses of $47,176 is attributed to expenses related to DBI's core processing services. During 2009, $10,000 monthly credits were offset against the normal billings in the first quarter.

For the three months ended March 31, 2010 and 2009, DBI recorded combined federal and state income tax expense of $246,574 and benefit of $168,835, respectively. These benefits and provisions reflect effective income tax rates of 24% in 2010 and (230%) in 2009. DBI's combined statutory tax rate is 39%. The lower effective income tax rates are primarily due to certain federally tax exempt interest earned on state and local government investment securities.

Financial Condition

Total assets decreased by $6.4 million between December 31, 2009 and March 31, 2010. Cash, cash equivalents and fed funds sold declined by $3.9 million since December 31, 2009. Investment securities decreased $3.5 million during the first three months of 2010 due to sales of $4.8 million, $4.0 million in calls, and regular pay-downs. These reductions were partially offset by purchases of new securities during the first quarter of 2010 of $5.7 million along with the improvement in the fair value of certain available-for-sale securities.

Loan volume was $2.7 million higher as of March 31, 2010 when compared to year-end 2009 balances. The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

During the first three months of 2010, commercial loans increased by $8.4 million or 30.8% while agricultural real estate loans increased by $1.4 million, or 2.5%. These increases were partially offset by a decline in commercial real estate loans during the same period of $2.6 million or 4.5%, along with decreases of $2.0 million in agricultural loans not secured by real estate and $1.5 million in construction and development loans.

The allowance for credit losses increased approximately $350,000 during the three months ended March 31, 2010. Provisions of $400,000 were added to the allowance during the first quarter of 2010 and were slightly offset by net charge offs of $49,876. The allowance equals 2.20% of total loans at March 31, 2010 compared to 2.10% at December 31, 2009. Nonaccrual loans totaled $11.3 million at March 31, 2010, a decrease of approximately $1.5 million compared to December 31, 2009. DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 4.12% at March 31, 2010, compared to 5.47% at year-end 2009. As of March 31, 2010, management has identified $42.0 million of potential problem loans compared to $43.0 million at year-end 2009. Loan quality continues to be a concern and improving the portfolio is the primary focus for management. DBI has no accruing loans that are past due 90 days or more.

Management's Discussion and Analysis

The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate (property acquired through foreclosure or in satisfaction of loans):

(1) Includes restructured loans of $884,474 and $1,232,585 as of March 31, 2010 and December 31, 2009, respectively.

Noninterest-bearing deposits decreased by $3.4 million, or 9.1%, during the first three months of 2010. Management attributes this decline to a seasonal fluctuation.

Interest-bearing deposits decreased by $2.1 million between December 31, 2009 and March 31, 2010. Money market accounts increased $4.9 million or 4.9%, during this period while certificates of deposits declined $5.4 million or 4.1% during the same period. The increase in money market accounts is primarily attributable to an increase in municipal accounts while the decline in certificates of deposits is primarily due to some local competitors that are currently offering certificates at above market rates. Interest-bearing deposits consisted of the following:

Short-term borrowings increased $2.6 million or 14.3% as of March 31, 2010 when compared to the prior year-end while long-term borrowings declined $4.0 million or 13.0% during the same period. A $4.0 million long-term note matured during the first quarter of 2010 and was refinanced into short-term borrowings.

Stockholders' equity increased by $1.3 million to $52.4 million as of March 31, 2010 due in part to a reduction in accumulated other comprehensive loss on securities of $478,676. As of March 31, 2010 DBI's leverage ratio was 13.1% its risk-based core capital ratio was 16.8% and its risk-based total capital ratio was 18.1%. DBI and DSB continue to maintain capital levels well above the regulatory minimum levels. Management has agreed with regulators to maintain DSB's leverage ratio at a level equal to or exceeding 8% and its risk-based total capital ratio equal to or exceeding 10%. As of March 31, 2010, DSB's leverage ratio was 10.3% and its risk-based total capital ratio was 14.7%.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet its needs. DBI maintains liquid assets and established lines of credit to meet its liquidity needs. DBI's Board of Directors annually approves a Consolidated Contingent Liquidity Plan which reviews the sources and uses of liquidity for DBI, DSB and DACC. Cash and cash equivalents total over $17 million despite decreasing by $3.9 million, or 18.7% during the first three months of 2010. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows.

Management's Discussion and Analysis

In addition to on-balance sheet sources of funds, DBI also has off-balance sheet sources available to meet liquidity needs. Specifically, DBI has unused lines of credit of $53.8 million as of March 31, 2010. This includes a $20 million line of credit with the Federal Reserve Bank that was established in 1999. DSB has not borrowed on this line. DBI also has $65.3 million of eligible loans and securities that could be pledged to increase its available credit. Management believes DBI's liquidity position as of March 31, 2010 is adequate under current economic conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

DBI's primary market risk position has not materially changed from that disclosed in DBI's 2009 Form 10-K Annual Report.

Management's Discussion and Analysis

Item 4T. Controls and Procedures

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

Part II. Other Information

Item 1A. Risk Factors

A discussion of the risks that may affect DBI's business can be found at Item 1A - Risk Factors of DBI's Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in risk factors as described in such Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2010, DBI did not sell any equity securities which were not registered under the Securities Act of 1933, as amended, or repurchase any of its equity securities.

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

Item 6. Exhibits

    Exhibits:

3.2 Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated February 23, 2010).

10.1 Executive Deferred Compensation Agreement with John P. Olsen (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated April 9, 2010).

31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DENMARK BANCSHARES, INC. /s/ John P. Olsen
Date: May 5, 2010	John P. Olsen,
President and CEO

/s/ Dennis J. Heim
Date: May 5, 2010	Dennis J. Heim
Vice President, CFO and Treasurer,