Form 10-Q
period 2010-06-30
DENMARK BANCSHARES INC
filed 2010-08-06
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 6, 2010, there were 118,917 shares of the registrant's common stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report on Form 10-Q

For The Quarter Ended June 30, 2010

Item 1. Financial Statements

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	June 30, 2010 (Unaudited)	December 31, 2009
Assets		
Cash and due from banks	$9,554,783	$17,425,697
Federal funds sold	14,000,000	3,500,000
Investment Securities		
Available-for-sale, at fair value	34,903,202	35,304,273
Held-to-maturity, at cost	27,668,669	31,810,942
Total Investment Securities	$62,571,871	$67,115,215
Loans	300,979,484	296,632,907
Allowance for credit losses	(6,524,152)	(6,225,627)
Net Loans	$294,455,332	$290,407,280
Loans held for sale	1,818,740	954,682
Premises and equipment, net	7,468,671	7,521,366
Other investments, at cost	6,758,689	4,866,091
Accrued interest receivable	1,289,141	1,373,541
Other assets	13,786,287	15,193,014
TOTAL ASSETS	$411,703,514	$408,356,886
Liabilities		
Deposits		
Noninterest-bearing	$34,453,604	$37,051,679
Interest-bearing	275,891,712	269,426,590
Total Deposits	$310,345,316	$306,478,269
Short-term borrowings	17,980,908	17,970,928
Accrued interest payable	467,280	559,249
Other liabilities	1,966,741	1,394,792
Long-term debt	28,449,999	30,850,000
Total Liabilities	$359,210,244	$357,253,238
Stockholders' Equity		
Common stock, no par value, authorized 640,000 shares; oustanding 118,917	$18,173,975	$18,173,975
Treasury stock shares, at cost (2,613 shares)	(2,125,865)	(2,125,865)
Paid in capital	469,986	469,986
Retained earnings	37,086,955	36,314,327
Accumulated other comprehensive loss	(1,111,781)	(1,728,775)
Total Stockholders' Equity	$52,493,270	$51,103,648
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$411,703,514	$408,356,886

The accompanying notes are an integral part of these financial statements.

3

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended	
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest Income				
Loans including fees	$4,278,427	$4,490,170	$8,422,870	$9,059,092
Investment securities:				
Taxable	253,840	421,422	559,854	925,951
Exempt from federal tax	379,941	456,250	781,031	929,342
Interest on federal funds sold	6,139	0	7,212	2,267
Other interest income	12,037	5,606	49,358	18,990
	$4,930,384	$5,373,448	$9,820,325	$10,935,642
Interest Expense				
Deposits	$959,932	$1,288,859	$1,982,774	$2,707,953
Short-term borrowings	45,920	53,964	89,845	121,847
Long-term debt	268,669	323,416	546,874	637,053
	$1,274,521	$1,666,239	$2,619,493	$3,466,853
Net interest income	$3,655,863	$3,707,209	$7,200,832	$7,468,789
Provision for Credit Losses	330,000	1,535,000	730,000	2,535,000
Net interest income after provision for credit losses	$3,325,863	$2,172,209	$6,470,832	$4,933,789
Other Income				
Service fees and commissions	$226,486	$233,748	$440,844	$435,979
Loan sale gains	53,891	109,089	93,579	159,934
Investment security gains	8,889	38,444	68,156	38,444
Other	188,861	148,818	388,530	310,568
	$478,127	$530,099	$991,109	$944,925
Other-than-Temporary Impairment Losses, Net				
Total other-than-temporary impairment losses	$0	($311,301)	$0	$2,774,866
Amount in other comprehensive income, before taxes	0	311,301	0	(2,462,150)
	$0	$0	$0	$312,716
Other Expense				
Salaries and employee benefits	$1,598,849	$1,499,880	$3,234,984	$3,113,159
Occupancy expenses	249,649	265,847	522,016	566,071
FDIC Insurance	166,073	145,000	302,024	410,000
Data processing expenses	175,942	186,777	351,605	315,264
Professional fees	82,390	110,511	176,454	225,235
Amortization of intangibles	48,098	48,098	96,196	96,196
(Gain) loss on sale of other real estate	30,695	45,048	(40,937)	70,107
Other real estate expenses	84,378	104,696	209,188	159,310
Other operating expenses	245,744	237,075	447,144	477,884
	$2,681,818	$2,642,932	$5,298,674	$5,433,226
Income before income taxes	$1,122,172	$59,376	$2,163,267	$132,772
Income tax (benefit) expense	281,917	(118,313)	528,491	(287,148)
NET INCOME	$840,255	$177,689	$1,634,776	$419,920
Per Share				
Net income	$7.07	$1.50	$13.75	$3.53
Dividends declared	$7.25	$7.25	$7.25	$7.25
Weighted average shares outstanding	118,917	119,053	118,917	119,053

The accompanying notes are an integral part of these financial statements.

4

Denmark Bancshares, Inc.

Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)

	Common Stock				Accumulated Other	
	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income	Total
Balance, December 31, 2009	118,917	$16,048,110	$469,986	$36,314,327	($1,728,775)	$51,103,648
Comprehensive income						
Net income				1,634,776		1,634,776
Other comprehensive income, net of tax						
Change in unrealized loss on securities available-for-sale, net of reclassifcation adjustment (1)					616,994	616,994
Total comprehensive income						$2,251,770
Cash dividends, $7.25 per share				(862,148)		(862,148)
Balance, June 30, 2010	118,917	$16,048,110	$469,986	$37,086,955	($1,111,781)	$52,493,270

(1) Disclosure of reclassification amount:	
Unrealized gains arising during the period	995,994
Plus: Tax expense on unrealized gains	(337,425)
Plus: Reclassification adjustment for gains realized and included in net income	(68,156)
Plus: Reclassification adjustment for tax expense on realized gains	26,581
Net change in unrealized losses on securities	616,994

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

At June 30, 2010, sixteen debt securities have unrealized losses with aggregate depreciation of 14.8% from DSB's amortized cost basis. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Notes to the Consolidated Financial Statements

(Unaudited)

All securities with unrealized losses are assessed to determine if the impairment is other-than-temporary. Factors that are evaluated include the mortgage loan types supporting the securities, delinquency and foreclosure rates, credit support, weighted average loan-to-value, and year of origination, among others.

Currently, a quarterly analysis by a third party is performed on three residential mortgage-backed securities secured by non-traditional loan types in order to determine whether they are other-than-temporarily impaired ("OTTI"). The purpose of the third party evaluation is to determine if the present value of the expected cash flows was less than the amortized costs, thereby resulting in credit loss, in accordance with the authoritative accounting guidance under FASB ASC Topic 320. The third party determines an estimated fair value for each security based on discounted cash flow analyses. The estimates are based on the following key valuation assumptions - collateral cash flows, prepayment assumptions, default rates, loss severity, liquidation lag, bond waterfall and internal rate of return. Since there is currently no active secondary market for these types of securities, due to the non-traditional loan types supporting the securities, these valuations are considered Level 3 inputs as defined below in Note 5 - Fair Value Measurement. Additional securities may be analyzed in the future if deemed necessary to determine whether they are OTTI and if so, if any possible credit loss exists.

Two of the three securities supported by non-traditional loan types were found to have credit losses during an analysis as of March 31, 2009 since a portion of the unrealized losses is due to an expected cash flow shortfall. As such, these securities were determined to be other-than-temporarily impaired. DBI does not intend to sell the investments and it is not more likely than not that DBI will be required to sell the securities before the anticipated recovery of their remaining amortized cost bases, which may be maturity. The total credit loss that was recognized in earnings as of March 31, 2009 for these securities was $0.3 million. Based on the June 30, 2010 analysis, no additional credit loss was recognized during the current quarter. The analysis on the other security did not reveal any credit loss nor was the security found to be OTTI. Unrealized losses on the three securities analyzed by the third party were recognized through accumulated other comprehensive loss on the balance sheet as of June 30, 2010, net of tax, in the amount of $1.2 million.

The unrealized losses on the remainder of the residential mortgage-backed securities are due to the distressed and illiquid markets for collateralized mortgage obligations. The securities are investments in senior tranches with adequate credit support from subordinate tranches, are supported by traditional mortgage loans that originated between 2002 and 2005, have low delinquency and foreclosure rates, and reasonable loan-to-value ratios. DBI does not consider these investments to be OTTI at June 30, 2010.

Notes to the Consolidated Financial Statements

(Unaudited)

Nonaccrual loans totaled $8,490,430 and $12,753,127 at June 30, 2010 and December 31, 2009, respectively. Information concerning DBI's investment in impaired loans is as follows:

NOTE 4 NEW ACCOUNTING PRONOUNCEMENTS

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

Notes to the Consolidated Financial Statements

(Unaudited)

In an effort to clarify existing fair value disclosures, these amendments also add a level of disaggregation by requiring entities to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the financial statements. Additional clarification is also required on the valuation techniques and inputs. Entities should provide disclosures about the valuation techniques and inputs used to measure fair value for assets or liabilities valued on both a recurring and non-recurring basis where those measurements are considered to be either Level 2 or Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of these disclosures did not have a significant impact on DBI's financial statements.

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

In April 2010, the FASB issued guidance that updated Topic 310, "Receivables." The Effect of Loan Modification when the Loan is Part of a Pool that is Accounted for as a Single Asset clarifies how a loan that is part of a pool should be accounted for if the loan is modified in such a manner that it would constitute a troubled debt restructuring. This amendment to Topic 310 indicates that modifications of loans that are accounted for within a pool do not result in the removal of these loans from the pool even if the modification of those loans would be considered troubled debt restructuring. The amendment is effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. Early adoption is permitted. Adoption of this amendment is not expected to have a significant impact on DBI's financial statements.

NOTE 5 - FAIR VALUE MEASUREMENT

Fair value is the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in a transaction between market participants on the measurement date. Some assets and liabilities are measured on a recurring basis while others are measured on a non-recurring basis, as required by U.S. GAAP, which also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. The three levels of inputs defined in the standard that may be used to measure fair value are as follows:

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

Notes to the Consolidated Financial Statements

(Unaudited)

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

Notes to the Consolidated Financial Statements

(Unaudited)

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

.Assets Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis, are summarized in the table below:

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2010.

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

Management's Discussion and Analysis

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") into law. This legislation makes extensive changes to the laws regulating financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. While the full effects of the legislation on DBI and DSB cannot yet be determined, this legislation is generally perceived as negatively impacting the banking industry. This legislation may result in higher compliance and other costs, reduced revenues and higher capital and liquidity requirements, among other things, which could adversely affect our business.

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

Management's Discussion and Analysis

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

Management evaluates the appropriateness of the ALLL on a quarterly basis and submits to the board of directors of DSB each quarter a recommendation of the amount of a monthly provision for loan losses. If the amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the ALLL and the provision for loan losses on the income statement could be materially affected. Management believes that the ALLL is appropriate as of June 30, 2010.

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

Management's Discussion and Analysis

Risk Rating - Risk rating, which is also sometimes referred to as loan grade, is the credit quality grade assigned to each loan. Loans are assigned a risk rating upon origination. Lenders and credit review analysts conduct periodic reviews and evaluations and make adjustments to the assigned grades when appropriate. The range of categories from the best quality to worst is as follows: highest quality, solid quality, some weakness, inherent industry weakness, special mention, substandard, doubtful and loss. Impaired loans are generally rated a substandard or lower risk grade.

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

Results of Operations

Net income for the quarter ended June 30, 2010, was $0.8 million, an increase of $662,566 or 372.9%, compared to $0.2 million for the corresponding period in 2009. This improvement was primarily the result of a $1.2 million decrease in the provision for loan losses. This was partially offset by an increase in income tax expense of $0.4 million, a decline in noninterest income of $0.1 million and a decrease in net interest income of $0.1 million.

Net interest income for the quarter ended June 30, 2010 was $3,655,863 a decrease of 1.4%, compared to $3,707,209 recorded for the corresponding period of the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

Net interest income decreased slightly despite an improvement in the net interest spread of 4 basis points. The average net interest rate spread was 3.58% during the quarter ended June 30, 2009 compared to 3.62% during the current period. DBI's average cost of funds declined 54 basis points from 2.12% for the quarter ended June 30, 2009 to 1.58% during the most recent quarter. This reduction in the cost of funds was nearly offset by a decline in the yield on earning assets of 50 basis points during the same period. The yield on earning assets was 5.20% during the second quarter of 2010 compared to 5.70% during the quarter ended June 30, 2009. The average cost of funds was impacted by a significant shift of average deposit balances from certificates of deposits into money market accounts. During the current quarter the average cost of funds on certificates of deposits was 2.19% as compared to the average rate of 0.91% for money market accounts.

For the second quarter of 2010, DBI's provision for credit losses was $0.3 million as compared to $1.5 million during the same period of 2009. Net charge-offs of $0.4 million were recognized in the current period compared to net charge-offs of $1.2 million during the corresponding period in 2009.

Noninterest income for the three months ended June 30, 2010 and 2009 was $0.5 million. Non interest expense increased from $2.6 million for the three months ended June 30, 2009 to $2.7 million for the comparable quarter in 2010. The increase is primarily due to higher salaries and employee benefits which were up $0.1 million when compared to the same period in 2009.

Noninterest expense for the three months ended June 30, 2010 increased $38,886 or 1.5% compared to the corresponding period in 2009. The increase is primarily due to higher salaries and employee benefits which were up $98,969 when compared to the same period in 2009. The increase was partially offset by declines in other real estate-related expenses of $34,671 and professional fees of $28,121.

Management's Discussion and Analysis

Salaries and employee benefits increased 6.6% during the second quarter of 2010 over the same period in 2009, primarily due to expenses related to deferred compensation agreements in place during 2010 that were not in place in 2009.

For the three months ended June 30, 2010 and 2009, DBI recorded combined federal and state income tax expense of $0.3 million and benefit of $0.1 million, respectively. These provisions and benefits reflect effective income tax rates of 25% in 2010 and (199%) in 2009. DBI's combined statutory tax rate is 39%. The lower effective income tax rates are primarily due to certain federally tax exempt interest earned on state and local government investment securities.

Financial Condition

Total assets increased by $3.3 million between December 31, 2009 and June 30, 2010. Cash, cash equivalents and fed funds sold increased by $2.6 million since December 31, 2009. Investment securities decreased $4.5 million during the first six months of 2010 due to calls of $8.3 million, sales of $5.0 million, and regular pay-downs. These reductions were partially offset by purchases of new securities during the first half of 2010 of $11.6 million, along with the improvement in the fair value of certain available-for-sale securities.

Loans were $4.3 million higher as of June 30, 2010 compared to year-end 2009 balances. The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

During the first six months of 2010, agricultural real estate loans increased by $6.9 million or 12.6% while commercial real estate loans increased by $6.7 million, or 11.5%. These increases were partially offset by a decline in agricultural loans not secured by real estate during the same period of $6.4 million or 15.1%, along with decreases of $3.9 million in residential real estate loans and $1.7 million in construction and development loans.

The allowance for credit losses increased approximately $300,000 during the six months ended June 30, 2010. Provisions of $730,000 were added to the allowance during the first half of 2010 and were partially offset by net charge offs of $431,475. The allowance equals 2.17% of total loans at June 30, 2010 compared to 2.10% at December 31, 2009. Nonaccrual loans totaled $8.5 million at June 30, 2010, a decrease of approximately $4.3 million compared to December 31, 2009. DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.25% at June 30, 2010, compared to 5.47% at year-end 2009. As of June 30, 2010, management has identified $42.2 million of potential problem loans compared to $43.0 million at year-end 2009. Loan quality continues to be a concern and improving the portfolio is the primary focus for management. DBI has no accruing loans that are past due 90 days or more.

Management's Discussion and Analysis

The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate (property acquired through foreclosure or in satisfaction of loans):

(1) Includes restructured loans of $1.0 million and $1.2 million as of June 30, 2010 and December 31, 2009, respectively.

Noninterest-bearing deposits decreased by $2.6 million, or 7.0%, during the first six months of 2010. Management attributes this decline to a seasonal fluctuation. Interest-bearing deposits increased by $6.5 million between December 31, 2009 and June 30, 2010. Money market accounts increased $16.4 million or 16.5%, during this period while certificates of deposits declined $8.9 million or 6.7% during the same period. Given the current interest rate environment, there has been a shift away from certificates of deposits into money market accounts as customers seem to be reluctant to lock into a rate at this time. DBI's money market rates are currently higher than the rates for short-term certificate of deposits. Interest-bearing deposits consisted of the following:

Short-term borrowings remained stable as of June 30, 2010 compared to the prior year-end while long-term borrowings declined $2.4 million or 7.8% during the same period.

Stockholders' equity increased by $1.4 million to $52.5 million as of June 30, 2010 due in part to a reduction in accumulated other comprehensive loss on securities of $0.6 million. As of June 30, 2010 DBI's leverage ratio was 13.0%, its risk-based core capital ratio was 16.8% and its risk-based total capital ratio was 18.1%. DBI and DSB continue to maintain capital levels well above the regulatory minimum levels. Management has agreed with regulators to maintain DSB's leverage ratio at a level equal to or exceeding 8% and its risk-based total capital ratio equal to or exceeding 10%. As of June 30, 2010, DSB's leverage ratio was 10.4% and its risk-based total capital ratio was 14.9%.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet its needs. DBI maintains liquid assets and established lines of credit to meet its liquidity needs. DBI's Board of Directors annually approves a Consolidated Contingent Liquidity Plan, which reviews the sources and uses of liquidity for DBI, DSB and DACC. Cash and cash equivalents increased $2.6 million or 12.6% to $23.6 million during the first six months of 2010. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows.

Management's Discussion and Analysis

In addition to on-balance sheet sources of funds, DBI also has off-balance sheet sources available to meet liquidity needs. Specifically, DBI has unused lines of credit of $52.5 million as of June 30, 2010. This includes a $20 million line of credit with the Federal Reserve Bank that was established in 1999. DSB has not borrowed on this line. DBI also has $64.2 million of eligible loans and securities that could be pledged to increase its available credit. Management believes DBI's liquidity position as of June 30, 2010 is adequate under current economic conditions.

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

Part II. Other Information

Item 1A. Risk Factors

A discussion of the risks that may affect DBI's business can be found at Item 1A - Risk Factors of DBI's Annual Report on Form 10-K for the year ended December 31, 2009. Other than as set forth below, there have been no material changes in risk factors as described in such Report.

Financial reforms and related regulations may affect DBI's and DSB's business activities, financial position and profitability.

The Dodd-Frank Act, signed into law on July 21, 2010, makes extensive changes to the laws regulating financial services firms and requires significant rulemaking. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. DBI is currently reviewing the impact the legislation will have on its and DSB's business.

The legislation charges the federal banking agencies, including the Federal Reserve and the FDIC with drafting and implementing enhanced supervision, examination and capital standards for depository institutions and their holding companies. The Dodd-Frank Act also authorizes various new assessments and fees, expands supervision and oversight authority over nonbank subsidiaries, increases the standards for certain covered transactions with affiliates and requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions. In addition, the Dodd-Frank Act contains several provisions that change the manner in which deposit insurance premiums are assessed and which could increase the FDIC deposit insurance premiums paid by DSB.

The Dodd-Frank Act establishes a new, independent Consumer Financial Protection Bureau which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. States will be permitted to adopt stricter consumer protection laws and state attorney generals can enforce consumer protection rules issued by the Bureau.

The changes resulting from the Dodd-Frank Act, as well as the regulations promulgated by federal agencies, may impact the profitability of DBI's and DSB's business activities, require changes to certain of their business practices or otherwise adversely affect their businesses. These changes may also require DBI and DSB to invest significant management attention and resources to evaluate and make necessary changes.

Management's Discussion and Analysis

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2010, DBI did not sell any equity securities which were not registered under the Securities Act of 1933, as amended, or repurchase any of its equity securities.

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

The ability of DBI to pay dividends on the Common Stock is largely dependent upon the ability of DSB to pay dividends on its stock held by DBI. DSB's ability to pay dividends is restricted by both state and federal laws and regulations. DSB is subject to policies and regulations issued by the FDIC and the Division of Banking of the Wisconsin Department of Financial Institutions ("the Division"), which, in part, establish minimum acceptable capital requirements for banks, thereby limiting the ability of such banks to pay dividends. In addition, Wisconsin law provides that state chartered banks may declare and pay dividends out of undivided profits but only after provision has been made for all expenses, losses, required reserves, taxes and interest accrued or due from the bank. Payment of dividends in some circumstances may require the written consent of the Division.

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
DENMARK BANCSHARES, INC. /s/ John P. Olsen
Date: August 6, 2010	John P. Olsen,
President and CEO

/s/ Dennis J. Heim
Date: August 6, 2010	Dennis J. Heim
Vice President, CFO and Treasurer