Form 10-Q
period 2010-09-30
DENMARK BANCSHARES INC
filed 2010-11-08
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 8, 2010, there were 118,917 shares of the registrant's common stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report on Form 10-Q

For The Quarter Ended September 30, 2010

Page No.

PART I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Financial Condition	3

Consolidated Statements of Income	4

Consolidated Statement of Changes in Stockholders' Equity	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T. Controls and Procedures	23
PART II. Other Information

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6. Exhibits	24
Signatures	23

Item 1. Financial Statements

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	September 30, 2010 (Unaudited)	December 31, 2009
Assets		
Cash and due from banks	$13,223,375	$17,425,697
Federal funds sold	0	3,500,000
Investment Securities		
Available-for-sale, at fair value	37,026,076	35,304,273
Held-to-maturity, at cost	27,521,457	31,810,942
Total Investment Securities	$64,547,533	$67,115,215
Loans	300,665,893	296,632,907
Allowance for credit losses	(6,578,251)	(6,225,627)
Net Loans	$294,087,642	$290,407,280
Loans held for sale	146,869	954,682
Premises and equipment, net	7,402,658	7,521,366
Other investments, at cost	4,535,876	4,866,091
Accrued interest receivable	1,431,163	1,373,541
Other assets	14,133,486	15,193,014
TOTAL ASSETS	$399,508,602	$408,356,886
Liabilities		
Deposits		
Noninterest-bearing	$33,863,656	$37,051,679
Interest-bearing	267,859,751	269,426,590
Total Deposits	$301,723,407	$306,478,269
Short-term borrowings	17,275,406	17,970,928
Accrued interest payable	434,364	559,249
Other liabilities	1,112,138	1,394,792
Long-term debt	25,199,999	30,850,000
Total Liabilities	$345,745,314	$357,253,238
Stockholders' Equity		
Common stock, no par value, authorized 640,000 shares; oustanding 118,917	$18,173,975	$18,173,975
Treasury stock shares, at cost (2,613 shares)	(2,125,865)	(2,125,865)
Paid in capital	469,986	469,986
Retained earnings	37,992,722	36,314,327
Accumulated other comprehensive loss	(747,530)	(1,728,775)
Total Stockholders' Equity	$53,763,288	$51,103,648
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$399,508,602	$408,356,886

The accompanying notes are an integral part of these financial statements.

3

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended	
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Interest Income				
Loans including fees	$4,277,404	$4,387,142	$12,700,274	$13,446,234
Investment securities:				
Taxable	247,716	326,895	807,570	1,252,846
Exempt from federal tax	361,813	447,033	1,142,844	1,376,375
Interest on federal funds sold	1,835	3,827	9,047	6,094
Other interest income	12,846	15,248	62,204	34,238
	$4,901,614	$5,180,145	$14,721,939	$16,115,787
Interest Expense				
Deposits	$927,757	$1,227,709	$2,910,531	$3,935,662
Short-term borrowings	40,534	41,642	130,379	163,489
Long-term debt	262,143	351,674	809,017	988,727
	$1,230,434	$1,621,025	$3,849,927	$5,087,878
Net interest income	$3,671,180	$3,559,120	$10,872,012	$11,027,909
Provision for Credit Losses	310,000	1,200,000	1,040,000	3,735,000
Net interest income after				
provision for credit losses	$3,361,180	$2,359,120	$9,832,012	$7,292,909
Other Income				
Service fees and commissions	$218,475	$246,878	$659,319	$682,857
Loan sale gains	111,290	55,977	204,869	215,911
Investment security gains	0	0	68,156	38,444
Other	212,182	179,341	600,712	489,909
	$541,947	$482,196	$1,533,056	$1,427,121
Other-than-Temporary Impairment Losses, Net				
Total other-than-temporary impairment losses	$990,228	($43,997)	$990,228	$2,730,869
Amount in other comprehensive income, before taxes	(980,326)	43,997	(980,326)	(2,418,153)
	$9,902	$0	$9,902	$312,716
Other Expense				
Salaries and employee benefits	$1,551,418	$1,541,230	$4,786,402	$4,654,389
Occupancy expenses	283,585	281,286	805,601	847,357
FDIC Insurance	179,034	82,000	481,058	492,000
Data processing expenses	161,832	168,785	513,437	484,049
Professional fees	83,835	117,357	260,289	342,592
Amortization of intangibles	48,097	48,097	144,293	144,293
(Gain) loss on sale of other real estate	34,380	(556)	(6,557)	69,551
Other real estate expenses	84,584	69,685	293,772	228,995
Other operating expenses	224,163	265,458	671,307	743,342
	$2,650,928	$2,573,342	$7,949,602	$8,006,568
Income before income taxes	$1,242,297	$267,974	$3,405,564	$400,746
Income tax (benefit) expense	336,530	(111,606)	865,021	(398,754)
NET INCOME	$905,767	$379,580	$2,540,543	$799,500
Per Share				
Net income	$7.61	$3.19	$21.36	$6.72
Dividends declared	$0.00	$0.00	$7.25	$7.25
Weighted average shares outstanding	118,917	118,988	118,917	119,031

The accompanying notes are an integral part of these financial statements.

4

Denmark Bancshares, Inc.

Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)

	Common Stock				Accumulated Other Comprehensive	
	Shares	Amount	Paid in Capital	Retained Earnings	Income	Total
Balance, December 31, 2009	118,917	$16,048,110	$469,986	$36,314,327	($1,728,775)	$51,103,648
Comprehensive income						
Net income				2,540,543		2,540,543
Other comprehensive income, net of tax						
Change in unrealized loss on securities available-for-sale, net of reclassifcation adjustment (1)					981,245	981,245
Total comprehensive income						$3,521,788
Cash dividends, $7.25 per share				(862,148)		(862,148)
Balance, September 30, 2010	118,917	$16,048,110	$469,986	$37,992,722	($747,530)	$53,763,288

(1) Disclosure of reclassification amount:	
Unrealized gains arising during the period	1,578,311
Plus: Tax expense on unrealized gains	(561,531)
Plus: Reclassification adjustment for losses realized and included in net income	9,902
Plus: Reclassification adjustment for tax benefit on realized losses	(3,862)
Plus: Reclassification adjustment for gains realized and included in net income	(68,156)
Plus: Reclassification adjustment for tax expense on realized gains	26,581
Net change in unrealized losses on securities	981,245

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

Notes to the Consolidated Financial Statements

(Unaudited)

Proceeds of $19.6 million from calls, sales and normal pay-downs were primarily used for the purchases of new agency mortgage-backed securities to provide better liquidity and less credit risks. There were no purchases of tax-exempt municipals or non-agency mortgage-backed securities.

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

At September 30, 2010, nine debt securities have unrealized losses with aggregate depreciation of 17.9% from DSB's amortized cost basis. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

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

Two of the three securities supported by non-traditional loan types were found to have credit losses during an analysis as of March 31, 2009 since a portion of the unrealized losses is due to an expected cash flow shortfall. As such, these securities were determined to be other-than-temporarily impaired. DBI does not intend to sell the investments and it is not more likely than not that DBI will be required to sell the securities before the anticipated recovery of their remaining amortized cost bases, which may be maturity. The total credit loss that was recognized in earnings as of March 31, 2009 for these securities was $0.3 million. Based on the September 30, 2010 analysis, there was an additional $9,902 of credit loss recognized on one of the two securities during the current quarter. The analysis on the third security did not reveal any credit loss nor was the security found to be OTTI. Unrealized losses on the three securities analyzed by the third party were recognized through accumulated other comprehensive loss on the balance sheet as of September 30, 2010, net of tax, in the amount of $1.2 million.

The unrealized losses on the remainder of the residential mortgage-backed securities are due to the distressed and illiquid markets for collateralized mortgage obligations. The securities are investments in senior tranches with adequate credit support from subordinate tranches, are supported by traditional mortgage loans that originated between 2002 and 2005, have low delinquency and foreclosure rates, and reasonable loan-to-value ratios. DBI does not consider these investments to be OTTI at September 30, 2010.

Notes to the Consolidated Financial Statements

(Unaudited)

Nonaccrual loans totaled $9,022,955 and $12,753,127 at September 30, 2010 and December 31, 2009, respectively. Information concerning DBI's investment in impaired loans is as follows:

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

Notes to the Consolidated Financial Statements

(Unaudited)

In an effort to clarify existing fair value disclosures, these amendments also add a level of disaggregation by requiring entities to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the financial statements. Additional clarification is also required on the valuation techniques and inputs. Entities should provide disclosures about the valuation techniques and inputs used to measure fair value for assets or liabilities valued on both a recurring and non-recurring basis where those measurements are considered to be either Level 2 or Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in roll-forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of these disclosures did not have a significant impact on DBI's financial statements.

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

In April 2010, the FASB issued guidance that updated Topic 310, "Receivables." The Effect of Loan Modification when the Loan is Part of a Pool that is Accounted for as a Single Asset clarifies how a loan that is part of a pool should be accounted for if the loan is modified in such a manner that it would constitute a troubled debt restructuring. This amendment to Topic 310 indicates that modifications of loans that are accounted for within a pool do not result in the removal of these loans from the pool even if the modification of those loans would be considered troubled debt restructuring. The amendment is effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. Adoption of this amendment did not have a significant impact on DBI's financial statements.

In July 2010, the FASB issued guidance that updated Topic 310, "Receivables." The Disclosures about Credit Quality of Financing Receivables and the Allowance for Credit Losses amends Topic 310 to improve the disclosures about the credit quality of an entity's financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.

Existing disclosures are amended to require an entity to provide the following disclosures about its financing receivables on a disaggregated basis:

    A roll-forward schedule of the allowance for credit losses from the beginning of the reporting period to the end of the reporting period on a portfolio segment basis, with the ending balance further disaggregated on the basis of the impairment method;

    For each disaggregated ending balance in item 1 above, the related recorded investment in financing receivables;

    The nonaccrual status of financing receivables by class of financing receivables; and

    Impaired financing receivables by class of financing receivables.

The amendments also require an entity to provide the following additional disclosures about its financing receivables:

    Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables;

    The aging of past due financing receivables at the end of the reporting period by class of financing receivables;

    The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses;

    Notes to the Consolidated Financial Statements

    (Unaudited)

    The nature and extent of financing receivables modified as troubled debt restructurings within the previous twelve months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses; and

    Significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segments.

The disclosures as of the end of the reporting period will be effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period will be effective for interim and annual reporting periods beginning on or after December 15, 2010. While this update to Topic 310 will change the format of certain disclosures, DBI does not anticipate that it will have a significant impact on DBI's financial statements.

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

Notes to the Consolidated Financial Statements

(Unaudited)

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

.Assets Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis, are summarized in the table below:

Notes to the Consolidated Financial Statements

(Unaudited)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2010.

Assets Recorded at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis, are summarized in the following table:

Notes to the Consolidated Financial Statements

(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report may contain certain forward-looking statements, including without limitation, statements regarding results of operations, the appropriateness of the allowance for loan losses, the amounts of charge-offs and recoveries, capital to assets ratios, capacity for paying dividends and liquidity. These statements speak of DBI's plans, goals, beliefs or expectations, refer to estimates or use similar terms. Forward looking statements can generally be identified because they contain words and phrases such as "may," "project," "are confident," "should," "predict," "believe," "plan," "expect," "estimate," "anticipate," and similar expressions. These forward looking statements are inherently uncertain and actual results may differ from DBI's expectations. The factors that, among others, could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the local economy; (iii) fluctuations in market rates and prices which can negatively affect net interest margin, asset valuations and expense expectations; (iv) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies, and (v) the factors set forth in Item 1A of DBI's Annual Report on Form 10-K for the year ended December 31, 2009 (the "2009 Annual Report"), which item is incorporated herein by reference, as well as other risks identified in this Report. When reviewing forward looking statements to make decisions with respect to DBI, investors and others are cautioned to consider these and other risks and uncertainties. All forward-looking statements contained in this report are based upon information presently available and DBI assumes no obligation to update any forward-looking statements.

Management's Discussion and Analysis

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") into law. This legislation makes extensive changes to the laws regulating financial services firms and requires significant rulemaking. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. While the full effects of the legislation on DBI and DSB cannot yet be determined, this legislation is generally perceived as negatively impacting the banking industry. This legislation may result in higher compliance and other costs, reduced revenues and higher capital and liquidity requirements, among other things, which could adversely affect DBI's and DSB's business.

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

In applying the methodology, nonaccrual loans, restructured loans and potential problem loans above a certain size are reviewed to determine if they are impaired. Impaired loans are individually analyzed and an allowance amount is calculated for each one of these loans, based on the estimated fair value of collateral, in conjunction with FAS 114. Loans that are not impaired are segmented into groups by type of loan. The following loan types are utilized so that each segment of loans will have similar risk factors; 1) residential real estate, 2) agricultural real estate, 3) commercial real estate, 4) agricultural, 5) commercial, 6) consumer installment and 7) other. In addition, based on internal reviews and external reviews performed by regulatory authorities, DSB and DACC further segregate loans that are not impaired by loan risk classification within each type of loan based on an assessment of risk for a particular loan.

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

Management evaluates the appropriateness of the ALLL on a quarterly basis and submits to the board of directors of DSB each quarter a recommendation of the amount of a monthly provision for loan losses. If the amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the ALLL and the provision for loan losses on the income statement could be materially affected. Management believes that the ALLL is appropriate as of September 30, 2010.

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

Results of Operations

Net income for the quarter ended September 30, 2010, was $0.9 million, an increase of $0.5 million or 138.6%, compared to $0.4 million for the corresponding period in 2009. This improvement was primarily the result of a $0.9 million decrease in the provision for loan losses. This was partially offset by an increase in income tax expense of $0.4 million.

Year-to-date net income for 2010 is $2.5 million compared to $0.8 million for the same period during 2009. This is an increase of $1.7 million or 217% and is primarily attributable to a decline in the provision for loan losses of $2.7 million in 2010 that was partially offset by an increase in income tax expense of $1.3 million.

Net interest income for the quarter ended September 30, 2010 was $3,671,180 an increase of 3.2%, compared to $3,559,120 recorded for the corresponding period of the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

Net interest income increased $112,060 due primarily to declines in the average balances of time deposits of $14.2 million and other borrowings of $7.0 million between September 30, 2009 and September 30, 2010. The net interest rate spread improved 24 basis points during this period. The average net interest rate spread was 3.46% during the quarter ended September 30, 2009 compared to 3.70% during the current period. DBI's average cost of funds declined 52 basis points from 2.07% for the quarter ended September 30, 2009 to 1.55% during the most recent quarter due in large part to the declines in the balances of time deposits and other borrowed funds mentioned above. This reduction in the cost of funds was partially offset by a decline in the yield on earning assets of 28 basis points during the same period. The yield on earning assets was 5.25% during the third quarter of 2010 compared to 5.53% during the quarter ended September 30, 2009.

For the third quarter of 2010, DBI's provision for credit losses was $0.3 million as compared to $1.2 million during the same period of 2009. Net charge-offs of $0.3 million were recognized in the current period compared to net charge-offs of $0.8 million during the corresponding period in 2009.

Noninterest income for the three months ended September 30, 2010 and 2009 was $0.5 million. Non interest expense increased from $2.6 million for the three months ended September 30, 2009 to $2.7 million for the comparable quarter in 2010. The increase is primarily due to higher FDIC Insurance premiums, which were up $0.1 million compared to the same period in 2009.

Management's Discussion and Analysis

Additional OTTI credit loss was recognized during the most recent quarter on one of the two securities previously determined to be other-than-temporarily impaired. The credit loss recognized through the income statement was minimal at $9,902 during the three months ended September 30, 2010, while there was no credit loss recognized during the third quarter of 2009.

For the three months ended September 30, 2010 and 2009, DBI recorded combined federal and state income tax expense of $0.3 million and benefit of $0.1 million, respectively. These provisions and benefits reflect effective income tax rates of 27% in 2010 and (42%) in 2009. DBI's combined statutory tax rate is 39%. The lower effective income tax rates are primarily due to certain federally tax exempt interest earned on state and local government investment securities.

Financial Condition

Total assets decreased by $8.8 million between December 31, 2009 and September 30, 2010. Cash, cash equivalents and fed funds sold decreased by $7.7 million since December 31, 2009 primarily due to the pay-down of long-term debt as well as to fund loan growth. Investment securities decreased $2.6 million during the first nine months of 2010 due to calls of $8.5 million, sales of $5.0 million, and $6.1 million of regular pay-downs. These reductions were partially offset by purchases of new securities during the first three quarters of 2010 of $15.5 million, along with the improvement in the fair value of certain available-for-sale securities.

Loans were $4.0 million higher as of September 30, 2010 compared to year-end 2009 balances. The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

During the first nine months of 2010, agricultural real estate loans increased by $8.9 million or 16.2% while commercial real estate loans increased by $7.1 million, or 12.2%. These increases were partially offset by a decline in agricultural loans not secured by real estate during the same period of $9.3 million or 22.0%, along with decreases of $7.0 million in residential real estate loans and $1.4 million in construction and development loans.

The allowance for credit losses increased approximately $0.4 million during the nine months ended September 30, 2010. Provisions of $1,040,000 were added to the allowance during the first three quarters of 2010 and were partially offset by net charge offs of $687,376. The allowance equals 2.19% of total loans at September 30, 2010 compared to 2.10% at December 31, 2009. Nonaccrual loans totaled $9.0 million at September 30, 2010, a decrease of approximately $3.7 million compared to December 31, 2009. DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.36% at September 30, 2010, compared to 5.47% at year-end 2009. As of September 30, 2010, management has identified $42.3 million of potential problem loans compared to $43.0 million at year-end 2009. Loan quality continues to be a concern and improving the portfolio is the primary focus for management. DBI has no accruing loans that are past due 90 days or more.

Management's Discussion and Analysis

The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate (property acquired through foreclosure or in satisfaction of loans):

(1) Includes restructured loans of $1.3 million and $1.2 million as of September 30, 2010 and December 31, 2009, respectively.

There were two large commercial relationships previously included in nonaccrual loans that were restructured during the year and returned to accruing status.

Noninterest-bearing deposits decreased by $3.2 million, or 8.6%, during the first nine months of 2010. Management attributes this decline to a seasonal fluctuation as deposit balances tend to increase at year-end and then decline in the following months. Interest-bearing deposits decreased by $1.6 million between December 31, 2009 and September 30, 2010. Money market accounts increased $12.1 million or 12.2%, during this period while certificates of deposits declined $12.4 million or 9.4% during the same period. Given the current interest rate environment, there has been a shift away from certificates of deposits into money market accounts as customers are reluctant to lock into a rate at this time. DBI's money market rates are currently higher than the rates for short-term certificate of deposits. Interest-bearing deposits consisted of the following:

Short-term borrowings decreased $0.7 million or 3.9% as of September 30, 2010 compared to the prior year-end and long-term borrowings declined $5.7 million or 18.3% during the same period.

Stockholders' equity increased by $2.7 million to $53.8 million as of September 30, 2010 versus December 31, 2009 due in part to earnings for the period of $2.5 million and a reduction in accumulated other comprehensive loss on securities of $1.0 million, offset by dividends of $0.9 million paid during the period. As of September 30, 2010 DBI's leverage ratio was 13.4%, its risk-based core capital ratio was 17.3% and its risk-based total capital ratio was 18.5%. DBI and DSB continue to maintain capital levels well above the regulatory minimum levels. Management has agreed with regulators to maintain DSB's leverage ratio at a level equal to or exceeding 8% and its risk-based total capital ratio equal to or exceeding 10%. As of September 30, 2010, DSB's leverage ratio was 10.7% and its risk-based total capital ratio was 15.3%. DBI believes its capital position as of September 30, 2010 is adequate under current economic conditions.

Management's Discussion and Analysis

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet its needs. DBI maintains liquid assets and established lines of credit to meet its liquidity needs. DBI's Board of Directors annually approves a Consolidated Contingent Liquidity Plan, which reviews the sources and uses of liquidity for DBI, DSB and DACC. Cash and cash equivalents decreased $7.7 million or 36.8% to $13.2 million during the first nine months of 2010 primarily due to the reduction in other borrowings of $6.3 million. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows.

In addition to on-balance sheet sources of funds, DBI also has off-balance sheet sources available to meet liquidity needs. Specifically, DBI has unused lines of credit of $51.4 million as of September 30, 2010. This includes a $20 million line of credit with the Federal Reserve Bank that was established in 1999. DSB has not borrowed on this line. DBI also has $74.8 million of eligible loans and securities that could be pledged to increase its available credit. Management believes DBI's liquidity position as of September 30, 2010 is adequate under current economic conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

DBI's primary market risk position has not materially changed from that disclosed in DBI's 2009 Annual Report.

Management's Discussion and Analysis

Item 4T. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, DBI's principal executive officer and principal financial officer believe that DBI's disclosure controls and procedures are effective as of the end of the period covered by this Report.

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

Part II. Other Information

Item 1A. Risk Factors

A discussion of the risks that may affect DBI's business can be found at Item 1A - Risk Factors of DBI's 2009 Annual Report. Other than as set forth below, there have been no material changes in risk factors as described in such Report.

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

Management's Discussion and Analysis

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2010, DBI did not sell any equity securities which were not registered under the Securities Act of 1933, as amended, or repurchase any of its equity securities.

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

The ability of DBI to pay dividends on its common stock is largely dependent upon the ability of DSB to pay dividends on its stock held by DBI. DSB's ability to pay dividends is restricted by both state and federal laws and regulations. DSB is subject to policies and regulations issued by the FDIC and the Division of Banking of the Wisconsin Department of Financial Institutions ("the Division"), which, in part, establish minimum acceptable capital requirements for banks, thereby limiting the ability of such banks to pay dividends. In addition, Wisconsin law provides that state chartered banks may declare and pay dividends out of undivided profits but only after provision has been made for all expenses, losses, required reserves, taxes and interest accrued or due from the bank. Payment of dividends in some circumstances may require the written consent of the Division.

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
DENMARK BANCSHARES, INC. /s/ John P. Olsen
Date: November 8, 2010	John P. Olsen,
President and CEO

/s/ Dennis J. Heim
Date: November 8, 2010	Dennis J. Heim
Vice President, CFO and Treasurer