Form 10-K
period 2010-12-31
DENMARK BANCSHARES INC
filed 2011-02-28
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

___ Large accelerated filer Accelerated filer

___ Non-accelerated filer (Do not check if a smaller reporting company) _X_Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010, was $41,519,250 (110,718 shares at $375 per share, which is equal to the last sales price of shares sold during the registrant's second fiscal quarter, according to information available to the registrant). As of February 23, 2011, there were 118,917 shares of the registrant's Common Stock (no par value) issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Documents*	Part of Form 10-K into Which Portions of Documents are Incorporated
Annual Report to Shareholders for the fiscal year ended December 31, 2010	Parts II and IV
Proxy Statement for Annual Meeting of Shareholders on April 26, 2011	Part III
*Only the portions of documents specifically listed herein are to be deemed incorporated by reference.

DENMARK BANCSHARES, INC.

PART I

ITEM 1. BUSINESS

History and General Business of Denmark Bancshares, Inc.

Denmark Bancshares, Inc. ("DBI") was formed in 1983 as a Wisconsin bank holding company for the purpose of acquiring and holding the Common Stock of the Denmark State Bank ("DSB"). The holding company was formed to allow DSB to expand its line of financial products, enabling it to compete with other financial institutions. DBI acquired DSB in 1983 through an exchange offer for shares of DSB. DBI's subsidiaries are DSB, Denmark Agricultural Credit Corporation ("DACC"), and DBI Properties, Inc. DACC was formed in 1986 and engages in certain types of agricultural lending activities. DBI Properties, Inc. was created in 2009 for the purpose of holding acquired real estate properties for resale. Unless the context otherwise requires, when used herein the term "DBI" refers to Denmark Bancshares, Inc. and all of its subsidiaries.

Securities and Exchange Commission Availability of Filings on Company Web Site

DBI electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Current Report) and Schedule 14A (Proxy Statement). DBI may file additional forms including amendments to these forms. The SEC maintains an Internet site, www.sec.gov, which contains annual reports, proxies, information statements, and other information of all issuers, including DBI, which files electronically with the SEC.  Additionally, DBI's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K filed with the SEC, plus additional shareholder information are available free of charge on DSB's website, www.denmarkstate.com/inv_relations.htm, as soon as reasonably practical after the reports are filed electronically with SEC.

DSB

DSB offers a full line of retail banking services, including checking, time deposits of various types, loans for business, agri-business, real estate and personal use, and other miscellaneous banking services. DSB employs two experienced investment representatives who provide financial planning and sell annuities, mutual funds and other investment securities. DSB has six offices, serving primarily Brown, Kewaunee, Manitowoc and Outagamie Counties. DSB also has seven automated teller machines at various locations throughout its market area. DSB also offers home and business banking 24 hours a day via telephone or online through a secure web site. These services allow customers to open deposit accounts, apply for loans, transfer funds between accounts and inquire about their balances or recent transaction activity, as well as provide information about current interest rates.

No significant portion of the loan portfolio of DSB is concentrated in one individual or group of individuals, and management believes that the portfolio's industry weighting is prudent. Seasonal factors do not materially affect the size or quality of the loan portfolio of DSB. Set forth below is a schedule of the concentration of DBI's loans, including loans of DSB and DACC, at December 31, 2010:

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

Loans secured by commercial or agricultural real estate can be amortized up to 25 years and generally require a minimum down payment of 20% in cash or other collateral. Loans secured by commercial and agricultural real estate generally entail more risk than loans secured by residential real estate. These loans typically involve larger balances to single borrowers. Repayment of the loan is usually dependent on the cash flow and success of the business occupying the property. The value of the real estate may be impacted by environmental issues or by supply and demand conditions in the market for commercial and retail space. DSB tries to mitigate this by requiring an environmental questionnaire and appraisals for all loans in excess of $1 million and by requiring a higher initial down payment. DSB also requires that the borrower submit annual financial information or more regularly, as considered appropriate.

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

Commercial and agricultural loans consist of secured loans to fund seasonal fluctuations, as well as to purchase equipment, livestock, vehicles, and other fixed assets. These loans may be structured as term loans or as revolving lines of credit. The term loans generally have a repayment schedule of up to seven years. The revolving lines of credit are generally secured by accounts receivable, inventory or other business assets. Revolving lines of credit are generally reviewed on an annual basis and usually require substantial repayment of principal during the course of the year. In addition to securing these loans with business and farm assets, DSB often obtains personal guarantees from principals of the borrower. DSB normally requires a minimum down payment of at least 25% in cash or other collateral for these loans.

Consumer and other loans consists of a wide variety of loans, both secured and unsecured, to individuals for an array of personal needs. These loans include installment, single payment notes, overdraft protection lines of credit and credit card loans.

Denmark Agricultural Credit Corporation

DACC commenced business in 1986 to provide a source of funds for farm loans and to provide a source of liquidity for DSB. As of the close of the fiscal year, DACC had a $30 million line of credit from AgriBank, FCB. DACC originates loans and purchases loans from DSB and other financial institutions. As of December 31, 2010, DACC held agricultural loans totaling $26.5 million. In 2010 the net income of DACC represented 19.8% of the consolidated net income of DBI.

DBI Properties, Inc.

DBI Properties, Inc. was formed in February 2009 for the purpose of holding certain foreclosed properties. As of December 31, 2010, this subsidiary did not hold any parcels in other real estate but had one commercial real estate loan outstanding for $1,080,000 as of December 31, 2010.

Areas Serviced by DBI; Competition

DBI serves Brown, Kewaunee, Manitowoc and Outagamie Counties, Wisconsin, including the villages of Denmark, Bellevue, Maribel, Reedsville, Whitelaw and Wrightstown. The local economy of the areas served is based on agriculture and light industry, but the extended service area has a generally diversified economy. The local economic conditions prevailing at year-end varied by county but each county experienced lower unemployment than one year earlier and generally lower than the national unemployment rate of 9.4%. As of December 2010, the unemployment rate in Brown County, DBI's primary market, was 6.3% compared to 6.5%, 7.7% and 6.6% for Kewaunee, Manitowoc and Outagamie Counties, respectively. Brown County continued to experience a slow housing market reporting a drop in the number of home sales although a slight increase in the median sales price. In Brown County, home sales were down 13% to 2,078 units, compared to 2,369, 2,338 and 2,716 during 2009, 2008 and 2007, respectively. The median price of a home in Brown County increased 3% to $139,000, compared to $135,000, $147,100 and $149,200 during 2009, 2008 and 2007, respectively. Brown County's statistics were similar to the statewide results for Wisconsin, which experienced an 8% drop in the number of home sales and a 1% drop to $141,000 in the median sales price. The number of home sales in Wisconsin in 2009 benefited from the first-time home buyers credits, which expired early in 2010.

Most of DBI's loans are to businesses and individuals in Wisconsin (and, more specifically, in its four-county geographic area) and any general adverse change in the economic conditions prevailing in those areas could reduce DBI's growth rate, impair its ability to collect loans or attract deposits, and generally have an adverse impact on the results of operations and financial condition of DBI. If those areas experience adverse economic, political or business conditions, DBI would likely experience higher rates of loss and delinquency on its loans than if its loans were more geographically diverse.

The agricultural economy experienced improvement during 2010, with net farm income estimated at $1.5 billion after the financial challenges during 2009 which yielded about $800 million in net farm income, the lowest net farm income since 2000. By comparison, net farm income was $2.0 billion in 2008 and a record $2.6 billion in 2007.

Wisconsin dairy farmers earned about $3 per hundredweight more on their milk checks and incurred lower feed bills in 2010. According to a report by the Wisconsin Department of Agricultural and Applied Economics at the University of Wisconsin-Madison and the Cooperative Extension of the University of Wisconsin, milk prices averaged about $16 per hundredweight in 2010 compared to averages of $13, $19 and $19 for the years 2009, 2008, and 2007, respectively. The number of Wisconsin dairy farms has significantly declined from more than 21,800 in 1999 to approximately 12,800 currently in operation. One year earlier there were 12,900 licensed dairy herds in Wisconsin. Larger dairy units have replaced many of the smaller family farms and the average herd size is now 99 dairy cows. As a result, DBI has a smaller pool of agricultural borrowers to lend to while competing with a similar number of agricultural lenders. Despite this, DBI has been able to increase its agricultural lending.

The financial services industry is highly competitive. DBI faces intense competition from financial institutions in Denmark and surrounding markets, and from non-bank financial institutions, such as mutual funds, brokerage firms and insurance companies that have aggressively expanded into markets traditionally served by banks. Many of DBI's non-bank competitors are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured banks. As a result, such non-bank competitors may have advantages over DBI in providing certain services. DBI also competes indirectly with regional and national financial institutions, many of which have greater liquidity, lending limits, access to capital and market recognition, resources and banking experience than DBI.

Employees of DBI

At December 31, 2010, DSB had 96 total employees, 76 of whom were full time. DBI considers its relationship with its employees to be excellent.

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

DBI - As a registered bank holding company, DBI is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act requires every bank holding company to obtain the prior approval of the Board of Governors of the Federal Reserve (the "Board") before it may merge with or consolidate into another bank holding company, acquire substantially all the assets of any bank, or acquire ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank.

Under the Act, DBI is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, nor can DBI or any subsidiary engage in any business other than banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries. DBI may, however, own shares of a company the activities of which the Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, and in which the holding company itself may engage. DBI is authorized under the Act to own DACC and DBI Properties, Inc., its nonbank subsidiaries.

As a registered bank holding company, DBI is supervised and regularly examined by the Board. Under the Act, DBI is required to file with the Board an annual report and such additional information as may be required. The Board can order bank holding companies and their subsidiaries to cease and desist from any actions which, in the opinion of the Board, constitute serious risk to the financial safety, soundness or stability of a subsidiary bank and are inconsistent with sound banking principles or in violation of law. The Board has adopted regulations that deal with the measure of capitalization for bank holding companies. Such regulations are essentially the same as those adopted by the FDIC, described below. The Board has also issued a policy statement on the payment of cash dividends by bank holding companies, wherein the Board has stated that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing.

Under Wisconsin law, DBI is also subject to supervision and examination by the Division of Banking of the Wisconsin Department of Financial Institutions (the "Division"). The Division is also empowered to issue orders to a bank holding company to remedy any condition or policy, which, in its determination, endangers the safety of deposits in any subsidiary state bank, or the safety of the bank or its depositors. In the event of noncompliance with such an order, the Division has the power to direct the operation of the state bank subsidiary and withhold dividends from the holding company. DBI, as the sole owner of the stock of a Wisconsin state-chartered bank, may be subject to assessment to restore impaired capital of the bank to the extent provided in Section 220.07, Wisconsin Statutes. Any such assessment would apply only to DBI and not to any shareholder of DBI.

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

The Gramm-Leach-Bliley Act of 1999 (the "GLBA Act"), repealed prior federal law prohibiting affiliations of banks with other types of financial services firms. The GLBA Act allows bank holding companies to engage in a full range of financial activities through an entity known as a financial holding company, or a national bank to engage in financial activities through a financial subsidiary. The GLBA Act allows banks to affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. DBI has not applied to become a financial holding company.

The Sarbanes-Oxley Act ("SOX"), which enacted sweeping measures that, among other things, tighten the rules governing auditors, corporate officers and executives, and investment banking research analysts, was signed into law as of July 30, 2002. SOX requires chief executive officers and chief financial officers of public companies to personally certify that the reports their companies file with the SEC are accurate and complete. Those persons who are responsible for accounting or reporting violations are subject to harsh civil and criminal penalties.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), signed into law on July 21, 2010, makes extensive changes to the laws regulating financial services firms and requires significant rulemaking. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. DBI is currently reviewing the impact the legislation will have on its and DSB's business.

The Dodd-Frank charges the federal banking agencies, including the Board and the FDIC, with drafting and implementing enhanced supervision, examination and capital standards for depository institutions and their holding companies. The Dodd-Frank Act also authorizes various new assessments and fees, expands supervision and oversight authority over nonbank subsidiaries, increases the standards for certain covered transactions with affiliates and requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions. In addition, the Dodd-Frank Act contains several provisions that change the manner in which deposit insurance premiums are assessed and which could increase the FDIC deposit insurance premiums paid by DSB.

The Dodd-Frank Act establishes a new, independent Consumer Financial Protection Bureau which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. States will be permitted to adopt stricter consumer protection laws and state attorneys general can enforce consumer protection rules issued by the Bureau.

The Dodd-Frank Act repeals the prohibition of the payment of interest on demand deposit accounts effective one year after the date of enactment, thereby permitting depository institutions to pay interest on business checking and other accounts.

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

DSB

As a state-chartered institution, DSB is subject to regulation, supervision and examination by the Division. Deposits of DSB are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") and, as a result, DSB is also subject to regulation, supervision and examination by the FDIC.

The Federal Deposit Insurance Act requires that the appropriate federal regulatory authority -- (FDIC in the case of DSB since it is an insured state bank, which is not a member of the Federal Reserve System) -- approve any acquisition through merger, consolidation, purchase of assets, or assumption of deposits. The same regulatory authority also supervises compliance by DSB with provisions of federal banking laws, which, among other things, prohibit the granting of preferential loans by a bank to executive officers, directors, and principal shareholders of the bank and of other banks that have a correspondent relationship with the bank.

Wisconsin banking laws restrict the payment of cash dividends by state banks by providing that (i) dividends may be paid only out of a bank's undivided profits, and (ii) prior consent of the Division is required for the payment of a dividend which exceeds current year income if dividends declared have exceeded net profits in either of the two immediately preceding years. The various bank regulatory agencies have authority to prohibit a bank regulated by them from engaging in an unsafe or unsound practice; the payment of a dividend by a bank could, depending upon the circumstances, be considered such an unsafe or unsound practice. In the event that (i) the FDIC or the Division should increase minimum required levels of capital; (ii) the total assets of DSB increase significantly; (iii) the income of DSB decreases significantly; or (iv) any combination of the foregoing occurs, then the Board of Directors of DSB may decide or be required by the FDIC or the Division to retain a greater portion of DSB's earnings, thereby reducing or eliminating dividends.

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

The activities and operations of banks are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

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

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA PATRIOT Act"), provides the federal government with additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. by way of amendments to the Bank Secrecy Act ("BSA"), the USA PATRIOT Act puts in place measures intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions.

Among other requirements, the USA PATRIOT Act and related regulations require banks to establish antimony laundering programs. Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program ("CIP") as part of its anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. DBI and its affiliates have adopted policies, procedures and controls to comply with the BSA and the USA PATRIOT Act.

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

Changing Economic Conditions in DBI's Primary Service Area Could Adversely Impact DBI's Financial Results and Condition

Most of DBI's loans are to businesses and individuals in Wisconsin (and, more specifically, Brown, Kewaunee, Manitowoc and Outagamie Counties), and any general adverse change in the economic conditions prevailing in these areas could reduce DBI's growth rate, impair its ability to collect loans or attract deposits, and generally have an adverse impact on DBI's results of operations and financial condition. If these areas experience adverse economic, political or business conditions, DBI would likely experience higher rates of loss and delinquency on its loans than if its loans were more geographically diverse.

The Current Financial Crisis Affecting the Banking System, Financial Markets and Economic Conditions, Generally, May Significantly Affect DBI's Financial Condition, Results of Operations, Liquidity or Stock Price.

The Emergency Economic Stabilization Act of 2008 and American Recovery and Reinvestment Act of 2009 were signed into law in response to the financial crisis affecting the banking system, financial markets and economic conditions generally. There have been numerous actions by the U.S. Treasury, the Federal Reserve Board, the FDIC and others to address the current liquidity and credit crisis. One purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. The regulatory initiatives may not have their desired effects. The capital and credit markets have recovered for large corporations and there has been less volatility over the past year however the credit markets remain tight for small businesses. If the economic conditions fail to improve or worsen, DBI's business, financial condition, results of operations and liquidity could be materially and adversely affected. A double dip recession with continued high unemployment and further declines in real estate values could lead to increased charge-offs resulting in higher provisions for loan losses and DBI's investments in privately issued mortgage-backed securities could become other-than-temporarily impaired and require charges to earnings or experience economic losses. Large loan losses or write-downs to the securities portfolio could result in net operating losses and, among other things, lead to increased regulatory scrutiny, increased FDIC insurance premiums, liquidity issues, loss of access to credit markets and suspension of dividends.

DBI is Subject to Restrictions on its Ability to Pay Dividends

DBI is a holding company with no significant operations of its own. Accordingly, the primary source of funds for DBI to pay dividends to its shareholders is dividends DSB and other subsidiaries pay to DBI. DBI's subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts to DBI, whether by dividends, loans or other payments. The ability of DBI's subsidiaries to pay dividends or make distributions to DBI, and accordingly, DBI's ability to pay dividends on its common stock, will depend on the earnings, capital requirements and general financial condition of the subsidiaries and, in the case of DSB, on regulatory limitations. See "Item 1. Description of Business - Supervision and Regulation - DSB." If DBI does not receive adequate distributions from its subsidiaries, then it may not be able to make or may have to reduce dividend payments on its common stock.

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

DBI's Concentration on Small to Medium-Sized Business Customers May Adversely Impact DBI's Results if the Economy Worsens

One of the primary focal points of DBI's business development and marketing strategy is serving the banking and financial services needs of small to medium-sized businesses. Small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions worsen in Wisconsin, the businesses of DBI's lending clients and their ability to repay outstanding loans may be negatively affected. As a consequence, DBI's results of operations and financial condition may be adversely affected.

DBI's Concentration in Agricultural-Related Loans May Adversely Impact DBI's Results if the Economy Worsens

DBI has a concentration of agricultural-related loans amounting to approximately 32% of total loans as of December 31, 2010. The factors that influence the agricultural economy are complex and difficult to predict. These factors include, among other things, (i) the weather's effect on feed quality and quantity; (ii) the effect of governmental support programs on feed grain and dairy prices; (iii) import and export markets, including the effects of international trade regulations and tariffs; (iv) energy costs as they relate to fuel and fertilizer costs; (v) interest rates; (vi) supply and demand for feed grain and dairy; and (vii) market fluctuations created by consumer reaction to animal health issues. If agricultural conditions become unfavorable in Wisconsin, the businesses of DBI's agricultural clients and their ability to repay outstanding loans may be negatively affected. As a consequence, DBI's results of operations and financial condition may be adversely affected.

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

The Full Impact of the Recently Enacted Dodd-Frank Act is Currently Unknown

President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and requires federal agencies to adopt nearly 250 new rules and conduct more than 60 studies over the course of the next few years, ensuring that the federal regulations and implementing policies in these areas will continue to develop for the foreseeable future.

Significantly, the Dodd-Frank Act includes, but is not limited to, the following provisions which affect DBI or DSB:

  Establishes a new Bureau of Consumer Financial Protection ("CFPB") which will be responsible for most consumer protection laws and regulations and policies. The creation of the CFPB will directly impact the scope and cost of products and services offered to consumers by DSB and may have a material adverse impact on its financial performance.

  Revises the FDIC's insurance assessment methodology so that premiums will be assessed based upon the average consolidated total assets of DSB, less tangible equity capital.

  Permanently increases deposit insurance coverage to $250,000; in addition, for noninterest-bearing transaction accounts will receive unlimited FDIC deposit insurance through January 1, 2013.

  Authorizes the Federal Reserve to set debit interchange fees in an amount that is "reasonable and proportional" to the costs incurred by processors and card issuers.

Based on the text of the Dodd-Frank Act and the anticipated implementing regulations, it is anticipated that the costs to banks and their holding companies may increase or fee income may decrease significantly, which could adversely effect DBI's results of operations, financial condition or liquidity. Moreover, compliance obligations will expose DBI to additional noncompliance risk and could divert management's focus from the business of banking.

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

Loss of Key Personnel Could Adversely Impact DBI's Results

DBI's and DSB's success has been and will be greatly influenced by their continuing ability to retain the services of their existing senior management and, as they expand, to attract and retain additional qualified senior and middle management. DBI entered into nonqualified deferred compensation agreements with Carl T. Laveck, Chief Credit Officer of DSB, and John P. Olsen, Chief Executive Officer and President of DSB, to discourage them from leaving before January 2014. DBI has not entered into any other employment agreements or other contractual arrangements with its key personnel. The unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on DBI's and DSB's business and financial results.

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

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. PROPERTIES

The following table sets forth certain information relating to DBI's corporate offices and other facilities, all of which are owned by DBI:

Location	Approximate Square Feet	Principal Uses
Denmark	21,000	Principal corporate and banking offices
Bellevue	9,800	Branch bank
Maribel	1,900	Branch bank
Maribel	3,400	Space available for lease
Reedsville	3,600	Branch bank
Whitelaw	3,500	Branch bank
Wrightstown	3,600	Branch bank
Wrightstown	7,100	Leased to an unaffiliated third party
Denmark	5,000	Retail investments, accounting department and travel services

Each of the foregoing properties is in good condition and is suitable for banking operations. Portions of the upper and lower levels of the Wrightstown office are leased to an unaffiliated third-party. Portions of the upper and lower levels of the Maribel office are available for lease. All of the other properties are solely occupied by DBI.

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

Unregistered Sales of Equity Securities and Use of Proceeds

DBI did not sell any of its securities without registration during the past three years or repurchase any of its securities during the fourth quarter of 2010.

ITEM 6. SELECTED FINANCIAL DATA

The information contained in the section captioned "Selected Financial Data" in the Annual Report is incorporated herein by reference. Such information should be read along with DBI's financial statements and the notes to those financial statements and with Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

The information contained in the section captioned "Management's Discussion and Analysis" in the Annual Report is incorporated herein by reference.

ITEM 7A. quantitative and qualitative disclosures about market risk

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, including the notes thereto and the Report of Independent Registered Public Accounting Firm, required by this item are contained in the sections captioned "Consolidated Financial Statements" and "Notes to the Consolidated Financial Statements" in the 2010 Annual Report and are incorporated herein by reference. The supplementary data required by this item is contained in the section captioned "Selected Financial Information" under the heading "Quarterly Financial Information".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures as of December 31, 2010. Based on that evaluation, management believes that DBI's disclosure controls and procedures as of the end of the 2010 fiscal year are effective in ensuring that information required to be disclosed by DBI in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting is on page 8 of the 2010 Annual Report and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no significant changes in DBI's internal control over financial reporting that occurred during the fourth quarter of 2010 that could significantly affect these controls subsequent to the date of management's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B. other information

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions "Proposal I - Election of Directors," "Section 16 (a) Beneficial Ownership Reporting Compliance," "Code of Ethics," "Corporate Governance" and "Audit Committee Report" in DBI's proxy statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information in DBI's proxy statement for the 2011 Annual Meeting of Shareholders, which contains information concerning this item under the captions "Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in DBI's proxy statement for the 2011 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Voting Securities and Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in DBI's proxy statement for the 2011 Annual Meeting of Shareholders, which contains information concerning this item under the captions "Transactions With Related Persons" and "Corporate Governance," is incorporated herein by reference.

Item 14. PRINCIPAL accountant fees and services

The information in DBI's proxy statement for the 2011 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Ratification of Selection of Independent Registered Public Accountants," is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. and 2. Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are contained in the Annual Report to Shareholders:

Selected Financial Information

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2010 and 2009

Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

  3. Exhibits"

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation [Incorporated by reference to Exhibit 3.1 to DBI's report on Form 10-Q for the quarter ended June 30, 2002]

3.2	Second Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.2 to DBI's report on Form 10-K for the year ended December 31, 2009]

10.1*	Deferred Compensation Agreement with Carl T. Laveck [Incorporated by reference to Exhibit 10.1 to DBI's report on Form 8-K dated February 10, 2009]

10.2*	Deferred Compensation Agreement with John P. Olsen [Incorporated by reference to Exhibit 10.1 to DBI's report on Form 8-K dated April 6, 2010]
11.1	Statement Re Computation of Per Share Earnings

13.1	Annual Report to Shareholders for the Fiscal Year Ended December 31, 2010, to the extent incorporated herein by reference

21.1	List of Subsidiaries

23.1	Consent of Wipfli LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* - A management contract or compensating plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENMARK BANCSHARES, INC.

By: /s/ John P. Olsen John P. Olsen, President and CEO

Date: February 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ John P. Olsen	By:	/s/ Dennis J. Heim
	John P. Olsen, President and CEO Principal Executive Officer		Dennis J. Heim, Vice President, CFO and Treasurer Principal Accounting Officer
By:	/s/ Jill S. Feiler	By:	/s/ Janet L. Bonkowski
	Jill S. Feiler, Vice President and Secretary		Janet L. Bonkowski, Director
By:	/s/ Thomas N. Hartman	By:	/s/ William F. Noel
	Thomas N. Hartman, Director		William F. Noel, Director
By:	/s/ Michael L. Heim	By:	/s/ Diane L. Roundy
	Michael L. Heim, Director		Diane L. Roundy, Director
By:	/s/ Kenneth A. Larsen, Sr.	By:	/s/ Thomas F. Wall
	Kenneth A. Larsen, Sr., Director		Thomas F. Wall, Director
February 22, 2011

INDEX TO EXHIBITS

DENMARK BANCSHARES, INC.

FORM 10-K

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation [Incorporated by reference to Exhibit 3.1 to DBI's report on Form 10-Q for the quarter ended June 30, 2002]

3.2	Second Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.2 to DBI's report on Form 10-K for the year ended December 31, 2009]

10.1*	Deferred Compensation Agreement with Carl T. Laveck [Incorporated by reference to Exhibit 10.1 to DBI's report on Form 8-K dated February 10, 2009]

10.2*	Deferred Compensation Agreement with John P. Olsen [Incorporated by reference to Exhibit 10.1 to DBI's report on Form 8-K dated April 6, 2010]
11.1	Statement Re Computation of Per Share Earnings

13.1	Annual Report to Shareholders for the Fiscal Year Ended December 31, 2010, to the extent incorporated herein by reference

21.1	List of Subsidiaries

23.1	Consent of Wipfli LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* - A management contract or compensating plan or arrangement.