Form 10-Q
period 2011-03-31
DENMARK BANCSHARES INC
filed 2011-05-04
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 4, 2011, there were 118,917 shares of the registrant's common stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report on Form 10-Q

For The Quarter Ended March 31, 2011

Item 1. Financial Statements
Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$14,493,219	$16,917,728
Federal funds sold	15,866,000	18,321,000
Investment Securities available-for-sale, at fair value	63,933,517	63,049,646
Loans	299,538,678	299,355,004
Allowance for credit losses	(6,717,447)	(6,864,497)
Net loans	$292,821,231	$292,490,507
Loans held for sale	280,795	3,715,671
Premises and equipment, net	7,270,624	7,368,904
Other investments, at cost	4,646,581	4,608,899
Accrued interest receivable	1,359,811	1,204,984
Other assets	12,131,671	12,637,998
TOTAL ASSETS	$412,803,449	$420,315,337

Liabilities
Deposits
Noninterest-bearing	$35,500,447	$37,965,690
Interest-bearing	277,893,007	282,533,731
Total Deposits	$313,393,454	$320,499,421

Short-term borrowings	12,813,046	13,888,046
Accrued interest payable	405,629	404,467
Other liabilities	909,767	1,897,580
Long-term debt	30,549,999	29,699,999
Total Liabilities	$358,071,895	$366,389,513
Stockholders' Equity
Common stock, no par value,	$18,173,975	$18,173,975
authorized 640,000 shares; outstanding 118,917
Treasury stock shares, at cost (2,613 shares)	(2,125,865)	(2,125,865)
Paid in capital	469,986	469,986
Retained earnings	38,944,582	38,031,717
Accumulated other comprehensive loss	(731,124)	(623,989)
Total Stockholders' Equity	$54,731,554	$53,925,824
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$412,803,449	$420,315,337

The accompanying notes are an integral part of these financial statements.

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	For the Three Months Ended
	March 31,	March 31,
	2011	2010
Interest Income
Loans including fees	$ 3,988,583	$ 4,144,443
Investment securities:
Taxable	244,923	306,014
Exempt from federal tax	324,195	401,090
Interest on federal funds sold	7,469	1,073
Other interest income	53,688	37,321
	$ 4,618,858	$ 4,889,941
Interest Expense
Deposits	$ 822,348	$ 1,022,842
Short-term borrowings	29,457	43,925
Long-term debt	251,186	278,205
	$ 1,102,991	$ 1,344,972
Net interest income	$ 3,515,867	$ 3,544,969
Provision for Credit Losses	150,000	400,000
Net interest income after
provision for credit losses	$ 3,365,867	$ 3,144,969
Other Income
Service fees and commissions	$ 208,811	$ 214,358
Investment security gains	-	59,267
Loan sale gains	79,471	39,688
Other	202,524	199,669
	$ 490,806	$ 512,982
Other-than-Temporary Impairment Losses, Net
Total other-than-temporary impairment losses	$ 916,690	$ -
Amount in other comprehensive income, before taxes	(892,216)	-
	$ 24,474	$ -
Other Expense
Salaries and employee benefits	$ 1,515,154	$ 1,636,135
Occupancy expenses	245,035	272,367
FDIC Insurance	165,000	135,951
Data processing expenses	198,202	175,663
Professional fees	97,589	94,064
Amortization of intangibles	48,098	48,098
(Gain) loss on sale of other real estate	6,520	(71,632)
Other real estate expenses	79,580	124,810
Other operating expenses	196,792	201,400
	$ 2,551,970	$ 2,616,856
Income before income taxes	$ 1,280,229	$ 1,041,095
Income tax expense	367,364	246,574
NET INCOME	$ 912,865	$ 794,521
Per Share
Net income	$7.68	$6.68
Dividends declared	$0.00	$0.00
Weighted average shares outstanding	118,917	118,917

The accompanying notes are an integral part of these financial statements.

Denmark Bancshares, Inc.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Common Stock				Accumulated
					Other
			Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance, December 31, 2010	118,917	$16,048,110	$469,986	$38,031,717	($623,989)	$53,925,824
Comprehensive income
Net income				912,865		912,865
Other comprehensive income, net of tax
Change in unrealized loss on securities available-for-sale,
net of reclassifcation adjustment (1)					(107,135)	(107,135)
Total comprehensive income						$805,730
Balance, March 31, 2011	118,917	$16,048,110	$469,986	$38,944,582	($731,124)	$54,731,554

(1) Disclosure of reclassification amount:
Unrealized losses arising during the period				($157,185)
Plus: Tax benefit on unrealized losses				64,889
Plus: Reclassification adjustment for losses realized and included in net income				(24,474)
Plus: Reclassification adjustment for tax benefit on realized losses				9,635
Net change in unrealized losses on securities				($107,135)

The accompanying notes are an integral part of these financial statements.

Denmark Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$912,865	$794,521
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	104,123	122,786
Provision for credit losses	150,000	400,000
Amortization of intangibles	48,098	48,098
Gains on sales of loans	(79,741)	(39,688)
Loss (gains) on sale of other real estate	6,520	(71,632)
Gains on sale of securities	0	(59,267)
Loss on investment securities impairment writedowns	24,474	0
Amortization of bond premium	103,464	48,843
Accretion of bond discount	(60,630)	(83,565)
Mortgage loans originated for sale	(7,517,838)	(3,522,424)
Proceeds from sale of mortgage loans	4,082,962	3,482,736
Income from bank owned life insurance	(66,000)	(66,669)
Increase in interest receivable	(154,827)	(141,242)
(Decrease) increase in interest payable	1,162	(74,096)
Other, net	(41,627)	365,776
Net Cash (Used in) Provided by Operating Activities	($2,486,995)	$1,204,177
Cash Flows from Investing Activities:
Maturities of held-to-maturity securities	$0	$2,245,000
Maturities and sales of available-for-sale securities	5,865,794	7,818,837
Purchases of available-for-sale securities	(6,974,158)	(5,736,318)
Money market mutual funds, net	(37,682)	395,215
Federal funds sold, net	2,455,000	(4,500,000)
Proceeds from sale of foreclosed assets	593,279	478,831
Net decrease (increase) in loans made to customers	6,359,211	(2,561,355)
Capital expenditures	(5,843)	(2,984)
Net Cash Provided by (Used in) Investing Activities	$8,255,601	($1,862,774)
Cash Flows from Financing Activities:
Net decrease in deposits	($7,105,967)	($5,457,001)
Dividends paid	(862,148)	(862,148)
Debt proceeds	1,600,000	4,240,716
Debt repayments	(1,825,000)	(5,680,000)
Net Cash Used in Financing Activities	($8,193,115)	($7,758,433)
Net decrease in cash and cash equivalents	($2,424,509)	($8,417,030)
Cash and cash equivalents, beginning	16,917,728	17,425,697
CASH AND CASH EQUIVALENTS, ENDING	$14,493,219	$9,008,667
Noncash Investing Activities:
Loans transferred to foreclosed properties	$109,558	$126,900

Supplemental Cash Flow Disclosures:
Cash paid for interest	$821,866	$1,097,508
Cash paid for income taxes	130,980	25,000
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

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair market value of securities available-for-sale were as follows:

	March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government-sponsored agencies	$976,135	$15,765	$0	$991,900
U.S. Government-sponsored agency MBS	24,525,581	262,174	(51,183)	24,736,572
State and local governments	27,746,630	533,737	(394,031)	27,886,336
Residential mortgage-backed securities	11,913,175	110,941	(1,705,407)	10,318,709
	$65,161,521	$922,617	($2,150,621)	$63,933,517

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government-sponsored agencies	$0	$0	$0	$0
U.S. Government-sponsored agency MBS	20,854,514	251,779	(41,020)	21,065,273
State and local governments	30,524,272	876,975	(494,985)	30,906,262
Residential mortgage-backed securities	12,741,679	117,494	(1,781,062)	11,078,111
	$64,120,465	$1,246,248	($2,317,067)	$63,049,646

Proceeds of $5.9 million from calls and normal pay-downs were primarily used for the purchases of new agency mortgage-backed securities to provide better liquidity and less credit risks. There were no purchases of tax-exempt municipals or non-agency mortgage-backed securities.

The amortized cost and estimated fair values of securities at March 31, 2011, by maturity were as follows:

	Securities Available-for-Sale
		Estimated
	Amortized	Fair
Amounts Maturing	Cost	Value
Within one year	$6,062,809	$6,105,530
From one through five years	31,185,781	31,711,883
From five through ten years	17,571,854	16,535,783
After ten years	10,341,077	9,580,321
	$65,161,521	$63,933,517

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

At March 31, 2011, twenty seven debt securities have unrealized losses with aggregate depreciation of 9.5% from DSB's amortized cost basis. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

March 31, 2011	Less Than Twelve Months		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
Securities Available for Sale	Losses	Value	Losses	Value
U.S. Government-sponsored agency MBS	$51,183	$7,043,750	$0	$0
State and local governments	59,177	5,106,347	334,854	1,686,023
Residential mortgage-backed securities	614,501	2,725,162	1,090,906	4,016,231
Total securities available for sale	$724,861	$14,875,259	$1,425,760	$5,702,254

December 31, 2010	Less Than Twelve Months		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
Securities Available for Sale	Losses	Value	Losses	Value
U.S. Government-sponsored agency MBS	$41,020	$5,082,159	$0	$0
State and local governments	67,071	3,284,508	427,914	1,592,771
Residential mortgage-backed securities	628,597	2,796,779	1,152,465	4,110,985
Total securities available for sale	$736,688	$11,163,446	$1,580,379	$5,703,756

All securities with unrealized losses are assessed to determine if the impairment is other-than-temporary. Factors that are evaluated include the mortgage loan types supporting the securities, delinquency and foreclosure rates, credit support, weighted average loan-to-value, and year of origination, among others.

Currently, a quarterly analysis by a third party is performed on three residential mortgage-backed securities secured by non-traditional loan types in order to determine whether they are other-than-temporarily impaired ("OTTI"). The purpose of the third party evaluation is to determine if the present value of the expected cash flows is less than the amortized costs, thereby resulting in credit loss, in accordance with the authoritative accounting guidance under FASB ASC Topic 320. The third party determines an estimated fair value for each security based on discounted cash flow analyses. The estimates are based on the following key valuation assumptions - collateral cash flows, prepayment assumptions, default rates, loss severity, liquidation lag, bond waterfall and internal rate of return. Since there is currently no active secondary market for these types of securities, due to the non-traditional loan types supporting the securities, these valuations are considered Level 3 inputs as defined below in Note 5 - Fair Value Measurement. Additional securities may be analyzed in the future if deemed necessary to determine whether they are OTTI and if so, if any possible credit loss exists.

Two of the three securities supported by non-traditional loan types were found to have credit losses during an analysis as of March 31, 2009 since a portion of the unrealized losses is due to an expected cash flow shortfall. As such, these securities were determined to be other-than-temporarily impaired. DBI does not intend to sell the investments and it is not more likely than not that DBI will be required to sell the securities before the anticipated recovery of their remaining amortized cost bases, which may be maturity. The total credit loss that was recognized in earnings as of March 31, 2009 for these securities was $0.3 million. The analysis on the third security did not reveal any credit loss nor was the security found to be OTTI. Based on the analyses performed in 2010, there was an additional $0.1 million of credit loss recognized on one of the two OTTI securities. The analysis performed as of March 31, 2011 resulted in an additional $24,474 of credit loss on this security that was recorded through the income statement during the current period. Unrealized losses on the three securities analyzed by the third party were recognized through accumulated other comprehensive loss on the balance sheet as of March 31, 2011, net of tax, in the amount of $1.0 million.

Notes to the Consolidated Financial Statements

(Unaudited)

The unrealized losses on the remainder of the residential mortgage-backed securities are due to the distressed and illiquid markets for collateralized mortgage obligations. The securities are investments in senior tranches with adequate credit support from subordinate tranches, are supported by traditional mortgage loans that originated between 2002 and 2005, have low delinquency and foreclosure rates, and reasonable loan-to-value ratios. DBI does not consider these investments to be OTTI at March 31, 2011.

Changes in credit losses recognized for securities with OTTI were as follows:

	For the Three Months Ended		For the Year Ended
	March 31,		December 31,
	2011	2010	2010
Credit losses recognized in earnings, beginning of period	($432,488)	($312,716)	($312,716)
Credit losses for OTTI not previously recognized	(24,474)	0	(119,772)
Credit losses recognized in earnings, end of period	($456,962)	($312,716)	($432,488)

NOTE 3 - LOANS

Loans are reported at the principal amount outstanding, net of the allowance for credit losses. Interest on loans is calculated and accrued by using the simple interest method on the daily balance of the principal amount outstanding. Loan origination fees are credited to income when received and the related loan origination costs are expensed as incurred. Capitalization of the fees net of the related costs would not have a material effect on the consolidated financial statements.

DBI's customer information system tracks the past due status of all loans beginning with the first day a payment is late. On a weekly basis, lenders are given a report with all loans past due one day or more to allow them to actively monitor the portfolio and attempt to keep past due levels to a minimum.

All loans are given an internal risk rating when the loan is originated. On a quarterly basis, risk rating reports are distributed to the lenders to ensure that loans are appropriately rated. On an annual basis, all commercial loans over $100,000 and agricultural loans over $200,000 are reviewed by the loan officer and/or credit analyst. All loans over $1 million are independently reviewed annually by the Chief Credit Officer. An independent third party also performs periodic reviews of risk ratings to ensure that loans are accurately graded. The internal risk ratings are defined as:

  Non-classified loans are assigned a risk rating of 1 - 4 with a one-rated credit being the highest quality. Non-classified loans have credit quality that ranges from well above average quality to some inherent industry weaknesses that may present higher than average risk due to conditions affecting the borrower, the borrower's industry or economic environment.

  Special mention loans are assigned a risk rating of 5. Potential weaknesses exist that deserve management's close attention. If left uncorrected, the potential weaknesses may result in deterioration of repayment prospects or in the bank's credit position at some future date.

  Substandard loans are internally assigned a rating of 6. These loans are inadequately protected by the current worth and paying capacity of the borrower. Well-defined weaknesses exist that may jeopardize the liquidation of the debt. There is a possibility of some loss if the deficiencies are not corrected. At this point, the loan may still be performing and accruing.

  Doubtful loans are rated 7 and have all the weaknesses of a substandard credit plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of current facts, conditions and values highly questionable and improbable. The possibility of loss is extremely high but because of certain important and reasonable specific pending factors, which may work to the advantage of strengthening the asset, its classification as an estimated loss is deferred until its more exact status can be determined.

  Loss loans are rated internally as an 8. A loss amount has been determined and this has been charged-off against the allowance for loan losses. All or a portion of the charge-off may be recovered in the future and any such recoveries would also be recorded through the allowance.

DBI's policy is to place into nonaccrual status all loans that are contractually past due 90 days or more, along with all other loans as to which reasonable doubt exists to the full and timely collection of principal and/or interest based on management's view of the financial condition of the borrower. When a loan is placed on nonaccrual, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

Notes to the Consolidated Financial Statements

(Unaudited)

Loan charge-offs for all loans will occur as soon as there is a reasonable probability of loss. When the amount of the loss can be readily calculated, the charge-off will be recorded as soon as practical within the quarter the loss was identified. Loans that are partially charged-off will be placed in non-accrual status unless the remaining loan is restructured with adequate collateral and payments are assured and current.

A loan is impaired when, based on current information and events, it is probable that not all amounts due will be collected according to the contractual terms of the loan agreement. Interest income is recognized in the same manner described above for nonaccrual loans. Further detail on the analysis of impaired loans can be found below in the discussion of the Allowance for Loan Losses.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic accounting principles: (1) FASB Accounting Standards Codification (ASC) Topic 310-10 "Receivables - Overall," (formally FAS 114) which requires that losses be accrued when it is probable that DBI will not collect all principal and interest payments according to the loan's contractual terms, and, (2) ASC Topic 450, "Contingencies," (formally FAS 5) which requires that losses be accrued when they are probable of occurring and estimable. The FFIEC "Interagency Policy Statement on the Allowance for Loan and Lease Losses" provides additional guidance on the allowance methodology.

On a quarterly basis, management utilizes a systematic methodology to determine an appropriate allowance for loan losses. This methodology includes a loan grading system that requires quarterly reviews; identification of loans to be evaluated on an individual basis for impairment; results of independent reviews of asset quality and the adequacy of the allowance by regulatory agencies; consideration of current trends and volumes of nonperforming, past-due, nonaccrual and potential problem loans; as well as national and local economic trends and industry conditions.

In applying the methodology, all troubled debt restructurings, regardless of size, are considered impaired and will be individually evaluated. All nonaccrual and watchlist commercial real estate, construction and land development, agricultural real estate, multifamily residential real estate, commercial, and agricultural production loans over $50,000 are evaluated individually to determine if they are impaired. Nonaccrual residential real estate or consumer loans that are larger than is customary for DBI will also be considered impaired and evaluated individually as there would be no pool of similar loans to evaluate these loans under ASC Topic 450. Impaired loans are measured at the estimated fair value of the collateral. If the estimated fair value of the impaired loan is less than the recorded investment in the loan, an impairment is recognized by creating a valuation allowance in conjunction with ASC Topic 310-10.

Loans that are not impaired are segmented into groups by type of loan. The following loan types are utilized so each segment of loans will have similar risk factors: (1) residential real estate, (2) agricultural real estate, (3) commercial real estate, (4) construction and land development, (5) commercial, (6) agricultural, (7) consumer, (8) guaranteed loans and (9) other. These loans are further segregated by internal risk ratings of non-classified, special mention, substandard and doubtful, which are defined above.

Risk factor percentages are applied to the risk rating segments of the non-impaired loans to calculate an allowance allocation in conjunction with ASC Topic 450. The risk factor percentages are based on historical loan loss experience for each loan type and are adjusted for current economic conditions and trends as well as internal loan quality trends. The historical loan loss percentages are applied to the non-classified portion of the portfolio to determine the required allocation to the allowance. The historical loan loss percentages are then multiplied by a factor based on current economic conditions to calculate the allocation for each of the remaining risk rating categories of the non-impaired loans. The current economic conditions take into account items such as vacancy rates for rental properties; property values based on actual recent sales transactions; income projections based on current prices such as dairy commodities; and other available economic data.

The above steps result in calculations that estimate the credit losses inherent in the portfolio at that time. The calculations are used to confirm the adequacy and appropriateness of the actual balance of the allowance, recognizing that the allowance represents an aggregation of judgments and estimates by management. Such calculations will influence the amount of future provisions for loan losses charged to expense.

The calculation is submitted to DSB's Board of Directors quarterly along with a recommendation for the amount of the monthly provision to the allowance. If the mix and amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the allowance and provision expense could be materially affected.

Notes to the Consolidated Financial Statements

(Unaudited)

Major categories of loans included in the loan portfolio are as follows:

	March 31,	December 31,
	2011	2010
Real Estate:
Residential	$76,730,454	$77,983,729
Commercial	58,665,003	58,304,345
Agricultural	69,908,635	71,782,458
Construction	12,899,126	12,792,496
	218,203,218	220,863,028

Commercial	45,590,635	42,427,251
Agricultural	25,383,313	24,725,859
Consumer and other	10,361,512	11,338,866
TOTAL	$299,538,678	$299,355,004

The following tables show the investment in impaired loans and the corresponding allowance for those loans along with the reduction in interest income associated with impaired loans:
Impaired Loans As of March 31, 2011, and 2010

$(000)s		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2011	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Residential Real Estate	$796	$984	$0	$930	$7
Commercial Real Estate	1,898	2,124	0	1,933	13
Construction & Land Dev	2,585	2,585	0	2,590	29
Agricultural Real Estate	0	0	0	0	0
Commercial	615	932	0	577	8
Agricultural	0	0	0	0	0
Consumer	0	0	0	0	0
With a related allowance:
Residential Real Estate	$850	$1,021	$171	$979	$0
Commercial Real Estate	4,423	5,709	1,132	4,533	0
Construction & Land Dev	1,912	1,912	41	1,915	21
Agricultural Real Estate	0	0	0	0	0
Commercial	50	62	26	62	0
Agricultural	116	116	97	116	0
Consumer	148	149	135	149	0
Total:
Residential Real Estate	$1,646	$2,005	$171	$1,909	$7
Commercial Real Estate	6,321	7,833	1,132	6,466	13
Construction & Land Dev	4,497	4,497	41	4,505	50
Agricultural Real Estate	-	-	-	-	-
Commercial	665	994	26	639	8
Agricultural	116	116	97	116	-
Consumer	148	149	135	149	-
Total	$13,393	$15,594	$1,602	$13,784	$78

Notes to the Consolidated Financial Statements

(Unaudited)

$(000)s		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2010	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Residential Real Estate	$ 910	$ 1,005	$ -	$ 866	$ 2
Commercial Real Estate	2,888	4,825	-	2,751	18
Construction & Land Dev	2,263	2,263	-	2,335	13
Agricultural Real Estate	-	-	-	-	-
Commercial	308	496	-	325	-
Agricultural	130	130	-	87	(1)
Consumer	20	20	-	13	1

With a related allowance:
Residential Real Estate	$ 1,978	$ 1,978	$ 592	$ 1,783	$ 9
Commercial Real Estate	2,506	2,674	605	2,535	14
Construction & Land Dev	434	434	155	351	5
Agricultural Real Estate	-	-	-	-	-
Commercial	230	276	91	231	-
Agricultural	-	-	-	-	2
Consumer	-	-	-	-	-

Total:
Residential Real Estate	$ 2,888	$ 2,983	$ 592	$ 2,649	$ 11
Commercial Real Estate	5,394	7,499	605	5,286	32
Construction & Land Dev	2,697	2,697	155	2,686	18
Agricultural Real Estate	-	-	-	-	-
Commercial	538	772	91	556	-
Agricultural	130	130	-	87	1
Consumer	20	20	-	13	1
Total	$ 11,667	$ 14,101	$ 1,443	$ 11,277	$ 63
Recorded Investment in Financing Receivables
	March 31,
	2011		2010		December 31, 2010
		Ending Balance		Ending Balance		Ending Balance
		Individually		Individually		Individually
$(000)s	Ending	Evaluated	Ending	Evaluated	Ending	Evaluated
	Balance	for Impairment	Balance	for Impairment	Balance	for Impairment
Residential Real Estate	$ 76,730	$ 1,646	$ 86,118	$ 2,888	$ 77,984	$ 1,785
Commercial Real Estate	58,665	6,321	55,647	5,394	58,304	5,768
Construction & Land Dev	12,899	4,497	14,275	2,697	12,793	4,326
Agricultural Real Estate	69,909	-	56,030	-	71,782	-
Commercial	45,591	665	35,709	538	42,427	285
Agricultural	25,383	116	40,137	130	24,726	116
Consumer	10,362	148	11,412	20	11,339	150
Unallocated	-	-	-	-	-	-
Total	$ 299,539	$ 13,393	$ 299,328	$ 11,667	$ 299,355	$ 12,430

Notes to the Consolidated Financial Statements

(Unaudited)
Allowance for Credit Losses
For the Three Months Ended March 31, 2011, and 2010
$(000)s						Ending Balance
	Beginning				Ending	Individually
	Balance				Balance	Evaluated
2011	1/1/2011	Charge-offs	Recoveries	Provision	3/31/2011	for Impairment
Residential Real Estate	$1,429	($29)	$6	($10)	$1,396	$171
Commercial Real Estate	2,849	-	2	271	3,122	1,132
Construction & Land Dev	880	(65)	-	39	854	41
Agricultural Real Estate	204	-	-	(9)	195	-
Commercial	278	(225)	11	242	306	26
Agricultural	347	-	2	(115)	234	97
Consumer	160	(1)	1	(3)	157	135
Unallocated	718	-	-	(265)	453	-
Total	$6,865	($320)	$22	$150	$6,717	$1,602

						Ending Balance
$(000)s	Beginning				Ending	Individually
	Balance				Balance	Evaluated
2010	1/1/2010	Charge-offs	Recoveries	Provision	3/31/2010	for Impairment
Residential Real Estate	$1,748	-$45	$6	$260	$1,969	$592
Commercial Real Estate	2,221	0	1	-85	2,137	605
Construction & Land Dev	1,319	-	-	170	1,489	155
Agricultural Real Estate	67	-	7	(4)	70	-
Commercial	310	-	1	52	363	91
Agricultural	150	-	2	12	164	-
Consumer	59	(29)	7	(8)	29	-
Unallocated	352	-	-	3	355	-
Total	$6,226	($74)	$24	$400	$6,576	$1,443

Nonaccrual loans totaled $7.8 million and $8.6 million at March 31, 2011 and December 31, 2010, respectively. There were no loans past-due ninety days or more and still accruing. A schedule of loans by the number of days past due (including nonaccrual loans) along with a schedule of credit quality indicators are as follows:

Age Analysis of Past Due Financing Receivables
	30-89 Days	90 Days	Total		Total Financing
$(000)s	Past Due	& Over	Past Due	Current	Receivables

March 31, 2011
Residential Real Estate	$ 629	$ 139	$ 768	$ 75,962	$ 76,730
Commercial Real Estate	308	4,149	4,457	44,288	58,665
Construction & Land Dev	49	250	299	12,600	12,899
Agricultural Real Estate	246	-	246	69,663	69,909
Commercial	325	49	374	55,137	45,591
Agricultural	-	116	116	25,267	25,383
Consumer	46	34	80	10,282	10,362

Total	$ 1,603	$ 4,737	$ 6,340	$ 293,199	$ 299,539

Notes to the Consolidated Financial Statements

(Unaudited)
	30-89 Days	90 Days	Total		Total Financing
$(000)s	Past Due	& Over	Past Due	Current	Receivables

December 31, 2010
Residential Real Estate	$376	$396	$772	$77,212	$77,984
Commercial Real Estate	-	4,220	4,220	64,004	68,224
Construction & Land Dev	-	402	402	12,391	12,793
Agricultural Real Estate	-	-	-	71,782	71,782
Commercial	4	61	65	32,442	32,507
Agricultural	-	116	116	24,610	24,726
Consumer	74	30	104	11,235	11,339

Total	$454	$5,225	$5,679	$293,676	$299,355
Credit Quality Indicators
$(000)s		Special
March 31, 2011	Non-Classified	Mention	Substandard	Doubtful	Total
Residential Real Estate	$61,316	$7,443	$7,068	$903	$76,730
Commercial Real Estate	42,929	6,759	3,183	5,794	58,665
Construction & Land Dev	3,902	3,991	4,756	250	12,899
Agricultural Real Estate	61,557	8,058	294	-	69,909
Commercial	41,723	2,852	801	215	45,591
Agricultural	21,465	3,796	6	116	25,383
Consumer	9,918	135	152	157	10,362
Total	$242,810	$33,034	$16,260	$7,435	$299,539

$(000)s		Special
December 31, 2010	Non-Classified	Mention	Substandard	Doubtful	Total
Residential Real Estate	$62,133	$7,782	$6,903	$1,166	$77,984
Commercial Real Estate	42,362	7,249	3,163	5,530	58,304
Construction & Land Dev	4,311	3,289	4,791	402	12,793
Agricultural Real Estate	66,103	5,630	49	-	71,782
Commercial	38,383	2,953	870	221	42,427
Agricultural	22,283	2,320	7	116	24,726
Consumer	10,929	113	142	155	11,339
Total	$246,504	$29,336	$15,925	$7,590	$299,355

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

In January 2011, the Financial Accounting Standards Board ("FASB") issued updated guidance related to Topic 310, "Receivables" in Accounting Standards Update ("ASU") No. 2011-01 Deferral of Effective Date of Disclosures about Troubled Debt Restructurings ("TDRs"). This amendment deferred the effective date of disclosure requirements related to TDRs that were introduced in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses until FASB issued additional guidance on what constitutes a TDR.

In April, 2011, FASB issued ASU 2011-02 A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This update to Topic 310, "Receivables," provides guidance for evaluating whether a restructuring constitutes a TDR. The ASU indicates that the creditor's evaluation must separately conclude that both the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments also further clarify the guidance on a creditor's evaluation of whether a concession has been granted and whether a debtor is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. This also requires that the disclosures deferred by ASU No. 2011-01 be reported for interim and annual periods beginning on or after June 15, 2011. DBI does not anticipate that these amendments will have a significant impact on DBI's financial statements.

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

Notes to the Consolidated Financial Statements

(Unaudited)

Other Real Estate Owned: Real estate that DBI has taken control of in partial or full satisfaction of debt is valued at the lower of book value or fair value. The fair value is determined by analyzing the collateral value of the real estate using appraisals and other market valuations for similar assets less any estimated selling costs. The value carried on the balance sheet for other real estate owned is the estimated fair value of the properties. Other real estate owned is classified as nonrecurring Level 2 assets.

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

.Assets Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis, are summarized in the table below:
	March 31, 2011
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Fair Value
U.S. Government-sponsored agencies	$0	$991,900	$0	$991,900
U.S. Government-sponsored agency MBS	-	24,736,572	-	24,736,572
State and local governments	-	27,886,336	-	27,886,336
Residential mortgage-backed securities	-	5,205,751	5,112,958	10,318,709
Total securities available for sale	$0	$58,820,559	$5,112,958	$63,933,517

	December 31, 2010
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Fair Value
U.S. Government-sponsored agencies	$0	$0	$0	$0
U.S. Government-sponsored agency MBS	-	21,065,273	-	21,065,273
State and local governments	-	30,906,262	-	30,906,262
Residential mortgage-backed securities	-	5,812,427	5,265,684	11,078,111
Total securities available for sale	$0	$57,783,962	$5,265,684	$63,049,646

Notes to the Consolidated Financial Statements

(Unaudited)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2011.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Available-
for-Sale
Securities
Beginning balance, January 1, 2010	$ 5,265,684
Total realized and unrealized gains/(losses):
Included in earnings	(24,474)
Included in other comprehensive income	58,612
Purchases, issuances, sales and settlements
Purchases	-
Issuances	-
Sales	-
Settlements	(186,864)
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance, March 31, 2011	$ 5,112,958

Assets Recorded at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis, are summarized in the following table:
	March 31, 2011
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Fair Value
Loans held for sale	$ -	$ 280,795	$ -	$ 280,795
Other real estate owned	-	373,700	-	373,700
Impaired loans	-	12,018,567	-	12,018,567

Total Assets	$ -	$ 12,673,062	$ -	$ 12,673,062

	December 31, 2010
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Fair Value
Loans held for sale	$ -	$ 3,715,671	$ -	$ 3,715,671
Other real estate owned	-	863,941	-	863,941
Impaired loans	-	11,342,589	-	11,342,589

Total Assets	$ -	$ 15,922,201	$ -	$ 15,922,201

Notes to the Consolidated Financial Statements

(Unaudited)

The table below summarizes fair value of financial assets and liabilities at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In thousands)
Financial Assets
Cash and federal funds sold	$30,359	$30,359	$35,239	$35,239
Investment securities	63,934	63,934	63,050	63,050
Loans, net of allowance for credit losses	292,821	294,146	292,491	294,838
Loans held for sale	281	281	3,716	3,716
Bank owned life insurance	6,884	6,884	6,818	6,818
Other investments, at cost	4,647	4,647	4,609	4,609
TOTAL	$398,926	$400,251	$405,923	$408,270
Financial Liabilities
Deposits	$313,393	$314,444	$320,499	$321,441
Borrowings	43,363	44,605	43,588	44,605
TOTAL	$356,756	$359,049	$364,087	$366,046

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Denmark Bancshares, Inc. and Subsidiaries
Selected Quarterly Financial Data
(Unaudited)

Financial Highlights
	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
(In thousands, except per share data)	2011	2010	2010	2010	2010

Operating Results
Interest income	$4,619	$4,773	$4,902	$4,930	$4,890
Interest expense	1,103	1,136	1,230	1,275	1,345
Net interest income	3,516	3,637	3,672	3,655	3,545
Provision for credit losses	150	200	310	330	400
Noninterest income	491	561	532	478	513
Noninterest expense	2,576	2,759	2,651	2,682	2,617
Net income	913	901	906	840	795

Per Share Data
Net income per share	$7.68	$7.58	$7.61	$7.07	$6.68
Book value per share	$460.25	$453.47	$452.11	$441.43	$440.45

Financial Condition (1)
Total Loans	$299,539	$299,355	$300,666	$300,979	$299,328
Allowance for credit losses	6,717	6,864	6,578	6,524	6,576
Investment securities	63,934	63,050	64,548	62,572	63,652
Assets	412,803	420,315	399,509	411,704	401,984
Deposits	313,393	320,499	301,723	310,345	301,021
Other borrowed funds	43,363	43,588	42,475	46,431	47,382
Stockholders' equity	54,732	53,926	53,763	52,493	52,377

Financial Ratios
Return on average equity	6.86%	6.78%	6.95%	6.50%	6.27%
Return on average assets	0.89%	0.90%	0.90%	0.82%	0.79%
Interest rate spread	3.46%	3.70%	3.70%	3.62%	3.54%
Average equity to average assets	12.94%	13.25%	12.94%	12.68%	12.55%
Allowance for credit losses
to total loans (1)	2.24%	2.29%	2.19%	2.17%	2.20%
Non-performing loans to allowance for
credit losses (1)	117%	126%	137%	130%	171%
(1) As of the period ending.

This report may contain certain forward-looking statements, including without limitation, statements regarding results of operations, the appropriateness of the allowance for loan losses, the amounts of charge-offs and recoveries, capital to assets ratios, capacity for paying dividends and liquidity. These statements speak of DBI's plans, goals, beliefs or expectations, refer to estimates or use similar terms. Forward looking statements can generally be identified because they contain words and phrases such as "may," "project," "are confident," "should," "predict," "believe," "plan," "expect," "estimate," "anticipate," and similar expressions. These forward looking statements are inherently uncertain and actual results may differ from DBI's expectations. The factors that, among others, could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the local economy; (iii) fluctuations in market rates and prices which can negatively affect net interest margin, asset valuations and expense expectations; (iv) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies; and (v) the factors set forth in Item 1A of DBI's Annual Report on Form 10-K for the year ended December 31, 2010 (the "2010 Annual Report"), which item is incorporated herein by reference, as well as other risks identified in this Report. When reviewing forward looking statements to make decisions with respect to DBI, investors and others are cautioned to consider these and other risks and uncertainties. All forward-looking statements contained in this report are based upon information presently available and DBI assumes no obligation to update any forward-looking statements.

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

Critical Accounting Policies

The accounting and reporting policies of DBI are in accordance with accounting principles generally accepted in the United States of America and conform to general practices in the banking industry. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on information available at the date of the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management believes that DBI's critical accounting policies are those relating to the allowance for loan and lease losses, the valuation of investment securities and intangible assets.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses ("ALLL") is an estimate of the losses that may be sustained in the loan and lease portfolio. Please refer to the Allowance for Loan Losses section of Note 3 - Loans above for detail on the allowance methodology. Management believes that the ALLL is appropriate as of March 31, 2011.

Valuation of Investment Securities

Investment securities are classified as available for sale and are valued at their fair market value. Please refer to the Investment Securities section of Note 2 - Investment Securities and Note 5 - Fair Value Measurement for additional details on the valuation of investment securities.

Intangible Assets

DBI has a core deposit intangible asset that was originated in connection with DSB's expansion through an acquisition of an established branch operation in 1997. The acquisition did not meet the definition of a business combination in accordance with ASC 805 - Accounting for Business Combinations Occurring in Periods Beginning before December 15, 2008. As such, DBI continues to amortize the intangible asset related to the acquisition over a period of fifteen years. Annually DBI reviews the intangible assets for impairment and records an impairment charge, if any, to earnings.

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

Management's Discussion and Analysis

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

Results of Operations

Net income for the quarter ended March 31, 2011, was $0.9 million, an increase of $0.1 million or 14.9%, compared to $0.8 million for the corresponding period in 2010. This improvement was primarily the result of a $0.2 million decrease in the provision for loan losses and a $0.1 million decline in salary expense, partially offset by an increase in income tax expense of $0.1 million.

Net interest income for the quarter ended March 31, 2011 was $3.5 million, which was relatively stable compared to that recorded for the corresponding period of the prior year. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31,
	2011			2010
	Increase (Decrease)			Increase (Decrease)
	Due to Change In			Due to Change In
(In thousands)	Average	Average	Total	Average	Average	Total
	Balance	Rate	Change	Balance	Rate	Change
Interest income:
Loans (1)	($17)	($139)	($156)	($8)	($416)	($424)
Taxable securities	5	(66)	(61)	(20)	(179)	(199)
Nontaxable securities (1)	(72)	(5)	(77)	(72)	0	(72)
Federal funds sold	9	(2)	7	0	(1)	(1)
Other investments	4	12	16	0	24	24
Total interest income	($71)	($200)	($271)	($100)	($572)	($672)
Interest expense:
NOW accounts	$1	$0	$1	$2	($8)	($6)
Savings accounts	2	5	7	0	(2)	(2)
Money market accounts	32	(29)	3	29	(95)	(66)
Certificates and other time deposits	(67)	(145)	(212)	(51)	(271)	(322)
Other borrowed funds	(33)	(8)	(41)	(26)	(33)	(59)
Total interest expense	($65)	($177)	($242)	($46)	($409)	($455)
Net interest income	($6)	($23)	($29)	($54)	($163)	($217)

(1) Shown on a fully taxable equivalent basis assuming a Federal income tax rate of 34%.

Management's Discussion and Analysis

The nominal decline in net interest income at March 31, 2011 was due primarily to the decline in yields on loans and taxable securities, along with a $5.5 million decline in the average balance of tax-exempt securities compared to the quarter-ended March 31, 2010. The net interest rate spread declined 8 basis points during this period from 3.54% during the first quarter of 2010 to 3.46% for the first quarter of 2011. DBI's average yield on earning assets declined 40 basis points from 5.22% for the quarter ended March 31, 2010 to 4.82% during the most recent quarter. The average yield on loans and taxable securities declined 19 basis points and 68 basis points, respectively. This reduction in the yield on earning assets was partially offset by a decline in the cost of funds of 32 basis points during the same period, from 1.68% for the quarter ended March 31, 2010 to 1.36% during the first quarter of 2011. The reduction in the average balance of tax-exempt securities mentioned above was the primary factor in the decline in interest income due to volume changes.

For the first quarter of 2011, DBI's provision for credit losses was $0.2 million as compared to $0.4 million during the same period of 2010. Net charge-offs of $0.3 million were recognized in the first quarter of 2011 compared to net charge-offs of $0.1 million during the corresponding period in 2010.

Noninterest income for the three months ended March 31, 2011 was reduced by $22,176 compared to the corresponding period in 2010, a decrease of 4.3%. During the first quarter of 2010, gains on the sale of securities of $59,267 were realized while there were no securities sales during the first quarter of 2011. This was partially offset by an increase in the gains on sale of loans of $39,783 during the first three months of 2011 over the amount recorded during the same period in 2010. The gains in 2011 were positively impacted by the volume of loans that were in the pipeline at year-end 2010. However, a decline in mortgage loan originations during recent months could result in lower gains on the sale of such loans recognized during future quarters.

Noninterest expense decreased $64,886 for the three months ended March 31, 2011 compared to the first quarter in 2010. The decrease is primarily attributable to a decline in salary expense of $120,981 during the period million due to a reduction in the first quarter 2011 bonus accrual, as well as severance payment accruals recorded in first quarter of 2010 that were not repeated during the current period. The 2011 bonus accrual was reduced during the first quarter due to a modest over-accrual for bonuses paid out in 2011.

Additional OTTI credit loss was recognized during the most recent quarter on one of the two securities previously determined to be other-than-temporarily impaired. The credit loss recognized through the income statement was $24,474 during the three months ended March 31, 2011, while there was no credit loss recognized during the first quarter of 2010.

For the three months ended March 31, 2011 and 2010, DBI recorded combined federal and state income tax expense of $367,364 and $246,574, respectively. These provisions reflect effective income tax rates of 29% in 2011 and 24% in 2010. DBI's combined statutory tax rate is 39%. The lower effective income tax rates are primarily due to certain federally tax exempt interest earned on state and local government investment securities.

Financial Condition

Total assets decreased by $7.5 million between December 31, 2010 and March 31, 2011. Cash, cash equivalents and fed funds sold decreased by $4.9 million since December 31, 2010 while loans held for sale declined $3.4 million during the same period. Investment securities increased $1.0 million during the first three months of 2011. Loans were $0.2 million higher as of March 31, 2011 compared to year-end 2010 balances. The following table sets forth major types of loans (excluding loans held for sale) by primary collateral and the percentage of total loans for each type:

	March 31, 2011		December 31, 2010
(In thousands)	Amount	%	Amount	%
Real Estate:
Residential	$76,730	25.6%	$77,984	26.0%
Commercial	58,665	19.6%	58,304	19.5%
Agricultural	69,909	23.3%	71,782	24.0%
Construction	12,899	4.3%	12,793	4.3%
	$218,203	72.8%	$220,863	73.8%
Commercial	45,591	15.2%	42,427	14.2%
Agricultural	25,383	8.5%	24,726	8.2%
Consumer and other	10,362	3.5%	11,339	3.8%
TOTAL	$299,539	100.0%	$299,355	100.0%

Management's Discussion and Analysis

The allowance for credit losses decreased approximately $0.1 million during the three months ended March 31, 2011. Provisions of $0.2 million were added to the allowance during the first quarter of 2011 and were offset by net charge offs of $0.3 million during the period. The allowance equals 2.24% of total loans at March 31, 2011 compared to 2.29% at December 31, 2010. Nonaccrual loans totaled $7.8 million at March 31, 2011, a decrease of approximately $0.8 million compared to December 31, 2010. The following table sets for nonaccrual loans by major loan category:

	March 31,	December 31,
$(000)s	2011	2010
Secured By Real Estate:
Residential	$1,447	$2,042
Agricultural	0	0
Commercial	5,628	5,673
Construction	250	402
Subtotal Real Estate Loans	7,325	8,117
Secured by commercial assets	221	227
Secured by agricultural assets	116	116
Secured by other assets	167	173
TOTAL	$7,829	$8,633

DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.05% at March 31, 2011, compared to 3.04% at year-end 2010. As of March 31, 2011, management has identified $48.7 million of potential problem loans compared to $44.1 million at year-end 2010. Loan quality continues to be a concern and improving the portfolio is the primary focus for management. DBI has no accruing loans that are past due 90 days or more.

The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate (property acquired through foreclosure or in satisfaction of loans):

	March 31, 2011		December 31, 2010
		% of Total		% of Total
(In thousands)	Amount	Loans	Amount	Loans

Nonaccrual Loans (1)	$7,829	2.6%	$8,633	2.9%
Restructured Accruing Loans	6,060	2.0%	4,642	1.5%
Accruing Loans Past Due
90 Days or More	0	0.0%	0	0.0%
Total	$13,889	4.6%	$13,275	4.4%
Other Real Estate	$374		$864

(1) Includes restructured loans of $2.5 million and $1.3 million as of March 31, 2011 and December 31, 2010, respectively.

Total deposits declined $7.1 million at March 31, 2011 compared to year-end 2010 balances. Management attributes this decline to a seasonal fluctuation as deposit balances tend to increase at year-end and then decline in the following months. Noninterest-bearing deposits decreased by $2.5 million, or 6.5%, during the first three months of 2011. Interest-bearing deposits decreased by $4.6 million between December 31, 2010 and March 31, 2011. NOW accounts declined $11.0 million or 36.6% and certificates of deposits fell $2.0 million or 1.6% during the first three months of 2011 while money market accounts increased $7.1 million or 6.2%, during this period. Given the current interest rate environment, there has been a shift away from certificates of deposits into money market accounts as customers are reluctant to lock into a rate at this time. DBI's money market rates are currently comparable to its rates for short-term certificate of deposits.

Management's Discussion and Analysis

Interest-bearing deposits consisted of the following:

(In thousands)	3/31/2011	12/31/2010
NOW accounts	$19,040	$30,034
Savings accounts	20,940	19,676
Money market accounts	120,524	113,472
Certificates of deposit	117,389	119,352
TOTAL	$277,893	$282,534

Short-term borrowings decreased $1.1 million or 7.7% as of March 31, 2011 compared to the prior year-end and long-term borrowings increased $0.9 million or 2.9% during the same period.

Capital Resources

Stockholders' equity increased by $0.8 million to $54.7 million as of March 31, 2011 from December 31, 2010 due primarily to earnings for the period of $0.9 million that were partially offset by an increase in accumulated other comprehensive loss on securities of $0.1 million. As of March 31, 2011 DBI's leverage ratio was 13.4%, its risk-based core capital ratio was 17.5% and its risk-based total capital ratio was 18.8%. DBI and DSB continue to maintain capital levels well above the regulatory minimum levels established for "well-capitalized" institutions. As of March 31, 2011, DSB's leverage ratio was 10.6% and its risk-based total capital ratio was 15.5%. DBI believes its and DSB's capital positions as of March 31, 2011 are adequate under current economic conditions.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet its needs. DBI maintains liquid assets and established lines of credit to meet its liquidity needs. DBI's Board of Directors annually approves a Consolidated Contingent Liquidity Plan, which reviews the sources and uses of liquidity for DBI, DSB and DACC. Cash, cash equivalents and federal funds sold decreased $4.9 million or 13.8% to $30.4 million during the first three months of 2011 primarily due to the reduction in deposits of $7.1 million. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows.

In addition to on-balance sheet sources of funds, DBI also has off-balance sheet sources available to meet liquidity needs. Specifically, DBI has unused lines of credit of $49.8 million as of March 31, 2011. This includes a $20.0 million line of credit with the Federal Reserve Bank that was established in 1999. DSB has not borrowed on this line. DBI also has $69.2 million of eligible loans and securities that could be pledged to increase its available credit. Management believes DBI's and DSB's liquidity positions as of March 31, 2011 are adequate under current economic conditions.

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

	Contract or
	Notional Amount	Secured
(In thousands)	March 31, 2011	Portion
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$38,368	$33,269
Standby letters of credit and financial guarantees written	1,733	1,733

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

DBI's primary market risk position has not materially changed from that disclosed in DBI's 2010 Annual Report.

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

Part II. Other Information

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A - Risk Factors of DBI's 2010 Annual Report, which could materially affect DBI's business, financial condition or future results. There have been no material changes in risk factors as described in such Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2011, DBI did not sell any equity securities which were not registered under the Securities Act of 1933, as amended, or repurchase any of its equity securities.

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

Management's Discussion and Analysis

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
DENMARK BANCSHARES, INC. /s/ John P. Olsen
Date: May 4, 2011	John P. Olsen,
President and CEO

/s/ Dennis J. Heim
Date: May 4, 2011	Dennis J. Heim
Vice President, CFO and Treasurer