Form 10-Q
period 2011-06-30
DENMARK BANCSHARES INC
filed 2011-08-03
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

___ Large accelerated filer Accelerated filer

_ Non-accelerated filer _X_Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 4, 2011, there were 118,917 shares of the registrant's common stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2011

Page No.

PART I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Financial Condition 3

Consolidated Statements of Income 4

Consolidated Statements of Changes in Stockholders' Equity 5

Consolidated Statements of Cash Flows 6

Notes to Consolidated Financial Statements 7

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations 19

Item 3. Quantitative and Qualitative Disclosures About Market Risk 25

Item 4. Controls and Procedures 25

PART II. Other Information

Item 1A. Risk Factors 25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 25

Item 6. Exhibits 26

Signatures 26

Item 1. Financial Statements

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition
	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$15,570,661	$16,917,728
Federal funds sold	12,548,000	18,321,000
Investment securities available-for-sale, at fair value	68,546,513	63,049,646
Loans	293,854,612	299,355,004
Allowance for credit losses	(6,387,542)	(6,864,497)
Net loans	$287,467,070	$292,490,507
Loans held for sale	272,340	3,715,671
Premises and equipment, net	7,201,737	7,368,904
Other investments, at cost	4,642,936	4,608,899
Accrued interest receivable	1,246,501	1,204,984
Other assets	12,527,062	12,637,998
TOTAL ASSETS	$410,022,820	$420,315,337

Liabilities
Deposits
Noninterest-bearing	$35,537,135	$37,965,690
Interest-bearing	274,673,030	282,533,731
Total Deposits	$310,210,165	$320,499,421

Short-term borrowings	12,458,861	13,888,046
Accrued interest payable	377,801	404,467
Other liabilities	1,780,837	1,897,580
Long-term debt	30,149,999	29,699,999
Total Liabilities	$354,977,663	$366,389,513
Stockholders' Equity
Common stock, no par value,	$18,173,975	$18,173,975
authorized 640,000 shares; outstanding 118,917
Treasury stock shares, at cost (2,613 shares)	(2,125,865)	(2,125,865)
Paid in capital	469,986	469,986
Retained earnings	38,950,630	38,031,717
Accumulated other comprehensive loss	(423,569)	(623,989)
Total Stockholders' Equity	$55,045,157	$53,925,824
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$410,022,820	$420,315,337

The accompanying notes are an integral part of these financial statements.

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Interest Income
Loans including fees	$3,935,613	$4,278,427	$7,924,196	$8,422,870
Investment securities:
Taxable	302,294	253,840	547,217	559,854
Exempt from federal tax	251,676	379,941	575,871	781,031
Interest on federal funds sold	3,504	6,139	10,973	7,212
Other interest income	19,209	12,037	72,897	49,358
	$4,512,296	$4,930,384	$9,131,154	$9,820,325
Interest Expense
Deposits	$769,912	$959,932	$1,592,260	$1,982,774
Short-term borrowings	27,894	45,920	57,351	89,845
Long-term debt	254,824	268,669	506,010	546,874
	$1,052,630	$1,274,521	$2,155,621	$2,619,493
Net interest income	$3,459,666	$3,655,863	$6,975,533	$7,200,832
Provision for Credit Losses	150,000	330,000	300,000	730,000
Net interest income after
provision for credit losses	$3,309,666	$3,325,863	$6,675,533	$6,470,832
Other Income
Service fees and commissions	$238,604	$226,486	$447,415	$440,844
Loan sale gains	39,628	53,891	119,099	93,579
Investment security gains	31,953	8,889	31,953	68,156
Other	198,691	188,861	401,215	388,530
	$508,876	$478,127	$999,682	$991,109
Other-than-Temporary Impairment Losses, Net
Total other-than-temporary impairment losses	$46,536	$0	$963,226	$0
Amount in other comprehensive income, before taxes	33,817	0	(858,399)	0
	$80,353	$0	$104,827	$0
Other Expense
Salaries and employee benefits	$1,497,646	$1,598,849	$3,012,800	$3,234,984
Occupancy expenses	239,011	249,649	484,046	522,016
FDIC Insurance	81,000	166,073	246,000	302,024
Data processing expenses	194,752	175,942	392,954	351,605
Professional fees	87,743	82,390	185,332	176,454
Amortization of intangibles	48,098	48,098	96,196	96,196
(Gain) loss on sale of other real estate	11,371	30,695	17,891	(40,937)
Other real estate expenses	74,615	84,378	154,195	209,188
Other operating expenses	252,276	245,744	449,068	447,144
	$2,486,512	$2,681,818	$5,038,482	$5,298,674
Income before income taxes	$1,251,677	$1,122,172	$2,531,906	$2,163,267
Income tax expense	383,481	281,917	750,845	528,491
NET INCOME	$868,196	$840,255	$1,781,061	$1,634,776
Per Share
Net income	$7.30	$7.07	$14.98	$13.75
Dividends declared	$7.25	$7.25	$7.25	$7.25
Weighted average shares outstanding	118,917	118,917	118,917	118,917

The accompanying notes are an integral part of these financial statements.

Denmark Bancshares, Inc.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Common Stock				Accumulated
					Other
			Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance, December 31, 2010	118,917	$16,048,110	$469,986	$38,031,717	($623,989)	$53,925,824
Comprehensive income
Net income				1,781,061		1,781,061
Other comprehensive income, net of tax
Change in unrealized loss on securities available-for-sale,
net of reclassification adjustment (1)					200,420	200,420
Total comprehensive income						$1,981,481
Cash dividends, $7.25 per share				(862,148)		(862,148)
Balance, June 30, 2011	118,917	$16,048,110	$469,986	$38,950,630	($423,569)	$55,045,157

(1) Disclosure of reclassification amount:
Unrealized gains arising during the period	$304,975
Plus: Tax expense on unrealized gains	(148,279)
Plus: Reclassification adjustment for losses realized and included in net income	72,874
Plus: Reclassification adjustment for tax benefit on realized losses	(29,150)
Net change in unrealized losses on securities	$200,420

The accompanying notes are an integral part of these financial statements.

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$1,781,061	$1,634,776
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	202,047	245,571
Provision for credit losses	300,000	730,000
Amortization of intangibles	96,196	96,196
Gains on sales of loans	(119,099)	(93,579)
Loss (gains) on sale of other real estate	17,891	(40,937)
Gains on sale of securities	(31,953)	(68,156)
Loss on investment securities impairment writedowns	104,827	0
Amortization of bond premium	216,675	127,190
Accretion of bond discount	(87,181)	(151,814)
Mortgage loans originated for sale	(7,127,170)	(9,239,705)
Proceeds from sale of mortgage loans	10,570,599	8,375,647
Income from bank owned life insurance	(130,070)	(132,175)
(Increase) decrease in interest receivable	(41,517)	84,400
Decrease in interest payable	(26,666)	(91,969)
Other, net	58,705	1,527,341
Net Cash Provided by Operating Activities	$5,784,345	$3,002,786
Cash Flows from Investing Activities:
Maturities of held-to-maturity securities	$0	$4,210,000
Maturities and sales of available-for-sale securities	15,542,834	13,070,710
Purchases of available-for-sale securities	(20,937,094)	(11,648,592)
Money market mutual funds, net	(34,037)	(1,892,598)
Federal funds sold, net	5,773,000	(10,500,000)
Proceeds from sale of foreclosed assets	652,908	664,154
Net decrease (increase) in loans made to customers	4,036,446	(5,199,376)
Capital expenditures	(34,880)	(192,876)
Net Cash Provided by (Used in) Investing Activities	$4,999,177	($11,488,578)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	($10,289,256)	$3,867,047
Dividends paid	(862,148)	(862,148)
Debt proceeds	1,795,815	8,489,978
Debt repayments	(2,775,000)	(10,879,999)
Net Cash Provided by (Used in) Financing Activities	($12,130,589)	$614,878
Net decrease in cash and cash equivalents	($1,347,067)	($7,870,914)
Cash and cash equivalents, beginning	16,917,728	17,425,697
CASH AND CASH EQUIVALENTS, ENDING	$15,570,661	$9,554,783
Noncash Investing Activities:
Loans transferred to foreclosed properties	$805,992	$514,903

Supplemental Cash Flow Disclosures:
Cash paid for interest	$1,621,871	$2,075,502
Cash paid for income taxes	471,980	160,439
The accompanying notes are an integral part of these financial statements.

NOTE 1 - FINANCIAL STATEMENTS

The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments necessary to present fairly the financial position of Denmark Bancshares, Inc. ("DBI"), its results of operation and cash flows for the periods presented. All adjustments necessary for the fair presentation of the financial statements are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes hereto included in DBI's latest annual report on Form 10-K. DBI's subsidiaries are Denmark State Bank ("DSB"), Denmark Agricultural Credit Corporation ("DACC"), and DBI Properties, Inc. ("Properties").

Reclassifications - Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current year.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair market value of securities available-for-sale were as follows:
	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government-sponsored agencies	$1,476,550	$24,750	($1,000)	$1,500,300
U.S. Government-sponsored agency MBS	32,588,944	522,217	(10,340)	33,100,821
State and local governments	25,240,255	798,999	(292,989)	25,746,265
Residential mortgage-backed securities	10,006,465	60,705	(1,868,186)	8,198,984
	$69,312,214	$1,406,671	($2,172,515)	$68,546,370

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government-sponsored agencies	$0	$0	$0	$0
U.S. Government-sponsored agency MBS	20,854,514	251,779	(41,020)	21,065,273
State and local governments	30,524,272	876,975	(494,985)	30,906,262
Residential mortgage-backed securities	12,741,679	117,494	(1,781,062)	11,078,111
	$64,120,465	$1,246,248	($2,317,067)	$63,049,646

Proceeds of $6.6 million from calls, $2.1 million from maturities, $2.0 million from sales and $4.8 million from normal pay-downs were primarily used for the purchases of $16.0 million of agency mortgage-backed securities, $3.1 million taxable municipals, $1.5 million of agencies and $0.3 million of tax-exempt municipals to provide better liquidity and less credit risk. There were no purchases of non-agency mortgage-backed securities. The sales consisted of two non-agency mortgage-backed securities and one agency mortgage-backed security. The sales were executed to improve credit quality and to utilize a portion of a capital loss carry forward at the Nevada investment subsidiary.

The amortized cost and estimated fair values of securities at June 30, 2011, by maturity were as follows:
	Securities Available-for-Sale
		Estimated
	Amortized	Fair
Amounts Maturing	Cost	Value
Within one year	$2,763,499	$2,789,377
From one through five years	40,554,082	40,418,325
From five through ten years	12,981,729	13,124,676
After ten years	13,012,904	12,214,135
	$69,312,214	$68,546,513

Mortgage-backed securities are allocated according to their expected prepayments rather than their contractual maturities. Certain state and local governments' securities are allocated according to their put date. Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in the estimated fair value of the securities.

At June 30, 2011, thirteen debt securities have unrealized losses with aggregate depreciation of 16.0% from DSB's amortized cost basis. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:
June 30, 2011	Less Than Twelve Months		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
Securities Available for Sale	Losses	Value	Losses	Value
U.S. Government-sponsored agencies	$1,000	$499,000	$0	$0
U.S. Government-sponsored agency MBS	10,340	1,687,798	0	0
State and local governments	27,869	1,269,265	265,120	1,755,953
Residential mortgage-backed securities	674,256	2,585,386	1,193,930	3,607,275
Total securities available for sale	$713,465	$6,041,449	$1,459,050	$5,363,228

December 31, 2010	Less Than Twelve Months		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
Securities Available for Sale	Losses	Value	Losses	Value
U.S. Government-sponsored agency MBS	$41,020	$5,082,159	$0	$0
State and local governments	67,071	3,284,508	427,914	1,592,771
Residential mortgage-backed securities	628,597	2,796,779	1,152,465	4,110,985
Total securities available for sale	$736,688	$11,163,446	$1,580,379	$5,703,756

All securities with unrealized losses are assessed to determine if the impairment is other-than-temporary. Factors that are evaluated include the mortgage loan types supporting the securities, delinquency and foreclosure rates, credit support, weighted average loan-to-value, and year of origination, among others.

Currently, a quarterly analysis by a third party is performed on three residential mortgage-backed securities secured by non-traditional loan types in order to determine whether they are other-than-temporarily impaired ("OTTI"). The purpose of the third party evaluation is to determine if the present value of the expected cash flows is less than the amortized costs, thereby resulting in credit loss, in accordance with the authoritative accounting guidance under FASB ASC Topic 320. The third party determines an estimated fair value for each security based on discounted cash flow analyses. The estimates are based on the following key valuation assumptions - collateral cash flows, prepayment assumptions, default rates, loss severity, liquidation lag, bond waterfall and internal rate of return. Since there is currently no active secondary market for these types of securities due to the non-traditional loan types supporting the securities, these valuations are considered Level 3 inputs as defined in Note 5 - Fair Value Measurement. Additional securities may be analyzed in the future if deemed necessary to determine whether they are OTTI and if so, if any possible credit loss exists.

Two of the three securities supported by non-traditional loan types were found to have credit losses during an analysis as of March 31, 2009 since a portion of the unrealized losses is due to an expected cash flow shortfall. As such, these securities were determined to be OTTI. DBI does not intend to sell the investments and it is not more likely than not that DBI will be required to sell the securities before the anticipated recovery of their remaining amortized cost bases, which may be maturity. The total credit loss that was recognized in earnings as of March 31, 2009 was $0.3 million. The analysis on the third security did not reveal any credit loss nor was the security found to be OTTI. Based on the analyses performed in 2010, there was an additional $0.1 million of credit loss recognized on one of the two OTTI securities. The analysis performed as of June 30, 2011 resulted in an additional $80,353 of credit loss that was recorded through the income statement during the current period, for a total credit loss year-to-date of $104,827 on this security. Unrealized losses on the three securities analyzed by the third party were recognized through accumulated other comprehensive loss on the balance sheet as of June 30, 2011, net of tax, in the amount of $1.1 million.

The unrealized losses on the remainder of the residential mortgage-backed securities are due to the distressed and illiquid markets for collateralized mortgage obligations. The securities are investments in senior tranches with adequate credit support from subordinate tranches, are supported by traditional mortgage loans that originated between 2002 and 2005, have low delinquency and foreclosure rates, and reasonable loan-to-value ratios. DBI does not consider these investments to be OTTI at June 30, 2011.

Changes in credit losses recognized for securities with OTTI were as follows:
	For the Six Months Ended		For the Year Ended
	June 30,		December 31,
	2011	2010	2010
Credit losses recognized in earnings, beginning of period	($432,488)	($312,716)	($312,716)
Credit losses for OTTI not previously recognized	(104,827)	0	(119,772)
Credit losses recognized in earnings, end of period	($537,315)	($312,716)	($432,488)

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

  Substandard loans are assigned a rating of 6. These loans are inadequately protected by the current worth and borrowing capacity of the borrower. Well-defined weaknesses exist that may jeopardize the liquidation of the debt. There is a possibility of some loss if the deficiencies are not corrected. At this point, the loan may still be performing and accruing.

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

  Loss loans are internally rated as an 8. A loss amount has been determined and this has been charged-off against the allowance for loan losses. All or a portion of the charge-off may be recovered in the future and any such recoveries would also be recorded through the allowance.

DBI's policy is to place into nonaccrual status all loans that are contractually past due 90 days or more, along with other loans as to which reasonable doubt exists to the full and timely collection of principal and/or interest based on management's view of the financial condition of the borrower. When a loan is placed on nonaccrual, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

Loan charge-offs for all loans will occur as soon as there is a reasonable probability of loss. When the amount of the loss can be readily calculated, the charge-off will be recorded as soon as practical within the calendar quarter the loss was identified. Loans that are partially charged-off will be placed in nonaccrual status unless the remaining loan is restructured with adequate collateral and payments are assured and current.

A loan is impaired when, based on current information and events, it is probable that not all amounts due will be collected according to the contractual terms of the loan agreement. Interest income is recognized in the same manner described above for nonaccrual loans. Further detail on the analysis of impaired loans can be found below in the discussion of the Allowance for Loan Losses.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that estimated to have been incurred in the loan portfolio. The allowance is based on two basic accounting principles: (1) FASB Accounting Standards Codification (ASC) Topic 310-10 "Receivables - Overall," (formerly FAS 114) which requires that losses be accrued when it is probable that DBI will not collect all principal and interest payments according to the loan's contractual terms, and, (2) FASB ASC Topic 450, "Contingencies," (formerly FAS 5) which requires that losses be accrued when they are probable of occurring and estimable. The FFIEC "Interagency Policy Statement on the Allowance for Loan and Lease Losses" provides additional guidance on the allowance methodology.

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

In applying the methodology, all troubled debt restructurings, regardless of size, are considered impaired and will be individually evaluated. All nonaccrual and watchlist commercial real estate, construction and land development, agricultural real estate, multifamily residential real estate, commercial, and agricultural production loans over $50,000 are evaluated individually to determine if they are impaired. Nonaccrual residential real estate or consumer loans that are larger than customary for DBI will also be considered impaired and evaluated individually as there would be no pool of similar loans to evaluate these loans under ASC Topic 450. Impaired loans are measured at the estimated fair value of the collateral. If the estimated fair value of the impaired loan is less than the recorded investment in the loan, an impairment is recognized by creating a valuation allowance in conjunction with ASC Topic 310-10.

Loans that are not impaired are segmented into groups by type of loan. The following loan types are utilized so each segment of loans will have similar risk factors: (1) residential real estate, (2) agricultural real estate, (3) commercial real estate, (4) construction and land development, (5) commercial, (6) agricultural, (7) consumer, (8) guaranteed loans and (9) other. These loans are further segmented by internal risk ratings of non-classified, special mention, substandard and doubtful, which are defined above.

Risk factor percentages are applied to the risk rating segments of the non-impaired loans to calculate an allowance allocation in conjunction with ASC Topic 450. The risk factor percentages are based on historical loan loss experience for each loan type and are adjusted for current economic conditions and trends as well as internal loan quality trends. The historical loan loss percentages are applied to the non-classified portion of the portfolio to determine the required allocation to the allowance. The historical loan loss percentages are then multiplied by a factor based on current economic conditions to calculate the allocation for each of the remaining risk rating categories of the non-impaired loans. The current economic conditions take into account items such as vacancy rates for rental properties; property values based on actual sales transactions; income projections based on current prices such as dairy commodities; and other available economic data.

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

Major categories of loans included in the loan portfolio are as follows:
	June 30,	December 31,
	2011	2010
Real Estate:
Residential	$74,371,943	$77,983,729
Commercial	61,907,992	58,304,345
Agricultural	71,864,115	71,782,458
Construction	11,985,029	12,792,496
	220,129,079	220,863,028

Commercial	38,622,955	42,427,251
Agricultural	24,858,698	24,725,859
Consumer and other	10,243,880	11,338,866
TOTAL	$293,854,612	$299,355,004

The following tables show the investment in impaired loans and the corresponding allowance for those loans along with the reduction in interest income associated with impaired loans:

Impaired Loans

As of June 30, 2011 and 2010

$(000)s		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2011	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Residential Real Estate	$428	$567	$0	$573	$5
Commercial Real Estate	1,426	1,831	0	1,862	11
Construction & Land Dev	2,339	2,339	0	2,344	52
Agricultural Real Estate	246	246	0	246	2
Commercial	686	944	0	950	6
Agricultural	0	0	0	0	0
Consumer	43	43	0	44	1

With a related allowance:
Residential Real Estate	$1,182	$1,272	$299	$1,282	$7
Commercial Real Estate	3,528	4,090	698	4,122	8
Construction & Land Dev	1,961	1,961	89	1,962	45
Agricultural Real Estate	0	0	0	0	0
Commercial	40	42	17	42	0
Agricultural	116	116	101	116	0
Consumer	146	147	133	149	0

Total:
Residential Real Estate	$1,610	$1,839	$299	$1,855	$12
Commercial Real Estate	4,954	5,921	698	5,984	19
Construction & Land Dev	4,300	4,300	89	4,306	97
Agricultural Real Estate	246	246	0	246	2
Commercial	726	986	17	992	6
Agricultural	116	116	101	116	0
Consumer	189	190	133	193	1
Total	$12,141	$13,598	$1,337	$13,692	$137

$(000)s		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2010	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Residential Real Estate	$856	$951	$0	$773	$4
Commercial Real Estate	2,765	4,067	0	2,342	36
Construction & Land Dev	2,001	2,001	0	667	27
Agricultural Real Estate	0	0	0	0	0
Commercial	321	434	0	296	1
Agricultural	130	130	0	109	(1)
Consumer	20	20	0	16	1

With a related allowance:
Residential Real Estate	$738	$738	$253	$641	$18
Commercial Real Estate	2,024	2,447	405	2,257	28
Construction & Land Dev	438	438	204	394	10
Agricultural Real Estate	0	0	0	0	0
Commercial	253	299	157	233	3
Agricultural	0	0	0	0	0
Consumer	0	0	0	0	0

Total:
Residential Real Estate	$1,594	$1,689	$253	$1,414	$22
Commercial Real Estate	4,789	6,514	405	4,599	64
Construction & Land Dev	2,439	2,439	204	1,061	37
Agricultural Real Estate	0	0	0	0	0
Commercial	574	733	157	529	4
Agricultural	130	130	0	109	(1)
Consumer	20	20	0	16	1
Total	$9,546	$11,525	$1,019	$7,728	$127

Recorded Investment in Financing Receivables
	June 30,
	2011		2010		December 31, 2010
		Ending Balance		Ending Balance		Ending Balance
		Individually		Individually		Individually
$(000)s	Ending	Evaluated	Ending	Evaluated	Ending	Evaluated
	Balance	for Impairment	Balance	for Impairment	Balance	for Impairment
Residential Real Estate	$74,372	$1,610	$83,081	$1,594	$77,984	$1,785
Commercial Real Estate	61,908	4,954	64,957	4,789	58,304	5,768
Construction & Land Dev	11,985	4,300	13,997	2,438	12,793	4,326
Agricultural Real Estate	71,864	246	61,552	0	71,782	0
Commercial	38,623	726	30,423	574	42,427	285
Agricultural	24,859	116	35,802	131	24,726	116
Consumer	10,244	189	11,167	20	11,339	150
Unallocated	0	0	0	0	0	0
Total	$293,855	$12,141	$300,979	$9,546	$299,355	$12,430

Allowance for Loan Losses

For the Six Months Ended June 30, 2011 and 2010
$(000)s 2011	Beginning Balance 1/1/2011	Charge-offs	Recoveries	Provision	Ending Balance 6/30/2011	Ending Balance Individually Evaluated for Impairment
Residential Real Estate	$1,429	($32)	$19	$68	$1,484	$299
Commercial Real Estate	2,849	(431)	3	272	2,693	698
Construction & Land Dev	880	(139)	25	47	813	89
Agricultural Real Estate	204	0	0	1	205	0
Commercial	278	(252)	29	187	242	17
Agricultural	347	0	5	(10)	342	101
Consumer	160	(7)	3	(2)	154	133
Unallocated	718	0	0	(263)	455	0
Total	$6,865	($861)	$84	$300	$6,388	$1,337

$(000)s 2010	Beginning Balance 1/1/2011	Charge-offs	Recoveries	Provision	Ending Balance 6/30/2011	Ending Balance Individually Evaluated for Impairment
Residential Real Estate	$1,748	($107)	$6	($285)	$1,362	$253
Commercial Real Estate	2,221	(339)	8	(10)	1,880	405
Construction & Land Dev	1,319	0	0	259	1,578	204
Agricultural Real Estate	67	0	14	89	170	0
Commercial	310	(13)	22	122	441	157
Agricultural	150	0	4	153	307	0
Consumer	59	(37)	10	(14)	18	0
Unallocated	352	0	0	416	768	0
Total	$6,226	($496)	$64	$730	$6,524	$1,019

Nonaccrual loans totaled $7.2 million and $8.6 million at June 30, 2011 and December 31, 2010, respectively. There were no loans past due ninety days or more and still accruing. A schedule of loans by the number of days past due (including nonaccrual loans) along with a schedule of credit quality indicators follows:

Age Analysis of Past Due Financing Receivables
	30-89 Days	90 Days	Total		Total Financing
$(000)s	Past Due	& Over	Past Due	Current	Receivables

June 30, 2011
Residential Real Estate	$545	$176	$721	$73,651	$74,372
Commercial Real Estate	218	3,942	4,160	47,828	61,908
Construction & Land Dev	0	250	250	11,735	11,985
Agricultural Real Estate	0	246	246	71,618	71,864
Commercial	296	33	329	48,214	38,623
Agricultural	2	115	117	24,742	24,859
Consumer	28	53	81	10,163	10,244

Total	$1,089	$4,815	$5,904	$287,951	$293,855
	30-89 Days	90 Days	Total		Total Financing
$(000)s	Past Due	& Over	Past Due	Current	Receivables

December 31, 2010
Residential Real Estate	$376	$396	$772	$77,212	$77,984
Commercial Real Estate	0	4,220	4,220	54,084	58,304
Construction & Land Dev	0	402	402	12,391	12,793
Agricultural Real Estate	0	0	0	71,782	71,782
Commercial	4	61	65	42,362	42,427
Agricultural	0	116	116	24,610	24,726
Consumer	74	30	104	11,235	11,339

Total	$454	$5,225	$5,679	$293,676	$299,355

Credit Quality Indicators
$(000)s
June 30, 2011	Non-Classified	Special Mention	Substandard	Doubtful	Total
Residential Real Estate	$58,945	$7,528	$6,962	$937	$74,372
Commercial Real Estate	47,746	5,450	4,442	4,270	61,908
Construction & Land Dev	4,378	2,386	4,971	250	11,985
Agricultural Real Estate	63,455	8,163	246	0	71,864
Commercial	34,611	2,751	1,083	178	38,623
Agricultural	20,735	4,002	6	116	24,859
Consumer	9,800	189	102	153	10,244
Total	$239,670	$30,469	$17,812	$5,904	$293,855

$(000)s
December 31, 2010	Non-Classified	Special Mention	Substandard	Doubtful	Total
Residential Real Estate	$62,133	$7,782	$6,903	$1,166	$77,984
Commercial Real Estate	42,362	7,249	3,163	5,530	58,304
Construction & Land Dev	4,311	3,289	4,791	402	12,793
Agricultural Real Estate	66,103	5,630	49	0	71,782
Commercial	38,383	2,953	870	221	42,427
Agricultural	22,283	2,320	7	116	24,726
Consumer	10,929	113	142	155	11,339
Total	$246,504	$29,336	$15,925	$7,590	$299,355

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

In April 2011, FASB issued Accounting Standards Update ("ASU") No. 2011-02 A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring ("TDR"). This update to Topic 310, "Receivables," provides guidance for evaluating whether a restructuring constitutes a TDR. The ASU indicates that the creditor's evaluation must separately conclude that both the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments also further clarify the guidance on a creditor's evaluation of whether a concession has been granted and whether a debtor is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning after June 15, 2011. Adoption of these amendments did not have a significant impact on DBI's financial statements.

In April 2011, FASB issued ASU No. 2011-03 Reconsideration of Effective Control for Repurchase Agreements. This update to Topic 860, "Transfers and Servicing," modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than a sale. The provisions of ASU No. 2011-03 remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and the collateral maintenance implementation guidance related to that criterion. This update does not change the other existing criteria used in the assessment of effective control. ASU No. 2011-03 is effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012. These amendments will not have an impact on DBI's financial statements.

In May 2011, FASB issued ASU No. 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. These amendments to Topic 820, "Fair Value Measurement," result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows; (a) the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets; (b) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (c) an exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity's net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (d) aligns the fair value measurement of instruments classified within an entity's shareholders' equity with the guidance for liabilities; and (e) disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of ASU No. 2011-04 are effective for interim reporting periods beginning on or after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on DBI's financial statements.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This update to Topic 220, "Comprehensive Income," allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive must be reclassified to net income. ASU No. 2011-05 is effective for interim reporting periods beginning on or after December 15, 2011, with retrospective application required. The adoption of ASU No. 2011-05 is expected to result in presentation changes to DBI's income statement and the addition of a statement of other comprehensive income. The adoption will have no impact on DBI's statement of financial condition.

NOTE 5 - FAIR VALUE MEASURMENT

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

  Level 3: Significant unobservable inputs that are supported by little, if any, market activity. These unobservable inputs reflect estimates that market participants would use in pricing the assets or liability.

DBI used the following methods and significant assumptions to estimate fair value:

Cash, Cash Equivalents, and Federal Funds Sold: For cash, cash equivalents and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment Securities: Investment securities available-for-sale ("AFS") are recorded at fair value on a recurring basis. The fair value measurement of most of DBI's AFS securities is currently determined by an independent provider using Level 2 inputs (except as noted below). The measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speed and default rates. Two of DBI's AFS mortgage-backed securities ("MBS") that are secured by non-traditional mortgage loans and one AFS MBS secured by traditional mortgage loans that was downgraded during 2009 were analyzed by a third party in order to determine an estimated fair value. The estimated fair values were based on discounted cash flow analyses and are considered Level 3 inputs.

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

Impaired Loans: As defined below in the Glossary of Loan Terms section, a loan is considered impaired when, based on current information or events, it is probable that not all amounts due will be collected according to the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral. The collateral value is determined based on appraisals and other market valuations for similar assets. Under FASB ASC Topic 820, "Fair Value Measurements and Disclosures," the fair value of impaired loans is reported before selling costs of the related collateral, while FASB ASC Topic 310, "Receivables," requires that impaired loans be reported on the balance sheet net of estimated selling costs. Therefore, significant estimated selling costs would result in the reported fair value of impaired loans being greater than the measurement value of impaired loans as maintained on the balance sheet. In most instances, selling costs were estimated for real estate-secured collateral and included broker commissions, legal and title transfer fees and closing costs. Impaired loans are classified as nonrecurring Level 2 assets.

Other Investments: For other investments, the carrying amount is a reasonable estimate of fair value.

Other Real Estate Owned: Real estate that DBI has taken control of in partial or full satisfaction of debt is valued at the lower of book value or fair value. The fair value is determined by analyzing the collateral value of the real estate using appraisals and other market valuations for similar assets less any estimated selling costs. The value carried on the balance sheet for other real estate owned is estimated fair value of the properties. Other real estate owned is classified as nonrecurring Level 2 assets.

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

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written: The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is not material.

Assets Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis, are summarized in the table below:
	June 30, 2011
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Fair Value
U.S. Government-sponsored agencies	$0	$1,500,300	$0	$1,500,300
U.S. Government-sponsored agency MBS	0	33,100,821	0	33,100,821
State and local governments	0	25,746,265	0	25,746,265
Residential mortgage-backed securities	0	3,520,581	4,678,546	8,199,127
Total securities available for sale	$0	$63,867,967	$4,678,546	$68,546,513

	December 31, 2010
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Fair Value
U.S. Government-sponsored agencies	$0	$0	$0	$0
U.S. Government-sponsored agency MBS	0	21,065,273	0	21,065,273
State and local governments	0	30,906,262	0	30,906,262
Residential mortgage-backed securities	0	5,812,427	5,265,684	11,078,111
Total securities available for sale	$0	$57,783,962	$5,265,684	$63,049,646

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable (Level 3) for the quarter ended June 30, 2011.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Available-
for-Sale
Securities
Beginning balance, January 1, 2011	$5,265,684
Total realized and unrealized gains/(losses):
Included in earnings	(104,827)
Included in other comprehensive income	(76,711)
Purchases, issuances, sales and settlements
Purchases	0
Issuances	0
Sales	0
Settlements	(405,600)
Transfers into Level 3	0
Transfers out of Level 3	0
Ending balance, June 30, 2011	$4,678,546

Assets Recorded at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis, are summarized in the following table:
	June 30, 2011
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Fair Value
Loans held for sale	$0	$272,340	$0	$272,340
Other real estate owned	0	999,134	0	999,134
Impaired loans	0	10,995,693	0	10,995,693
Total Assets	$0	$12,267,167	$0	$12,267,167

	December 31, 2010
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Fair Value
Loans held for sale	$0	$3,715,671	$0	$3,715,671
Other real estate owned	0	863,941	0	863,941
Impaired loans	0	11,342,589	0	11,342,589
Total Assets	$0	$15,922,201	$0	$15,922,201

The table below summarizes fair value of financial assets and liabilities at June 30, 2011 and December 31, 2010.
	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In thousands)
Financial Assets
Cash and federal funds sold	$28,119	$28,119	$35,239	$35,239
Investment securities	68,547	68,547	63,050	63,050
Loans, net of allowance for credit losses	287,467	288,115	292,491	294,838
Loans held for sale	272	272	3,716	3,716
Bank owned life insurance	6,948	6,948	6,818	6,818
Other investments, at cost	4,642	4,642	4,609	4,609
TOTAL	$395,995	$396,643	$405,923	$408,270
Financial Liabilities
Deposits	$310,210	$308,280	$320,499	$321,441
Borrowings	42,609	45,194	43,588	44,605
TOTAL	$352,819	$353,474	$364,087	$366,046

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial Highlights
	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
(In thousands, except per share data)	2011	2011	2010	2010	2010

Operating Results
Interest income	$4,512	$4,619	$4,773	$4,902	$4,930
Interest expense	1,052	1,103	1,136	1,230	1,275
Net interest income	3,460	3,516	3,637	3,672	3,655
Provision for credit losses	150	150	200	310	330
Noninterest income	509	491	561	532	478
Noninterest expense	2,487	2,576	2,759	2,651	2,682
Net income	868	913	901	906	840

Per Share Data
Net income per share	$7.30	$7.68	$7.58	$7.61	$7.07
Book value per share	$462.89	$460.25	$453.47	$452.11	$441.43

Financial Condition (1)
Total Loans	$293,855	$299,539	$299,355	$300,666	$300,979
Allowance for credit losses	6,388	6,717	6,864	6,578	6,524
Investment securities	68,547	63,934	63,050	64,548	62,572
Assets	410,023	412,803	420,315	399,509	411,704
Deposits	310,210	313,393	320,499	301,723	310,345
Other borrowed funds	42,609	43,363	43,588	42,475	46,431
Stockholders' equity	55,045	54,732	53,926	53,763	52,493

Financial Ratios
Return on average equity	6.41%	6.86%	6.78%	6.95%	6.50%
Return on average assets	0.85%	0.89%	0.90%	0.90%	0.82%
Interest rate spread	3.39%	3.46%	3.70%	3.70%	3.62%
Average equity to average assets	13.22%	12.94%	13.25%	12.94%	12.68%
Allowance for credit losses
to total loans (1)	2.17%	2.24%	2.29%	2.19%	2.17%
Non-performing loans to allowance for
credit losses (1)	112%	117%	126%	137%	130%
(1) As of the period ending.

This report may contain certain forward-looking statements, including without limitation, statements regarding results of operations, the appropriateness of the allowance for loan losses, the amounts of charge-offs and recoveries, capital to asset ratios, capacity for paying dividends and liquidity. These statements speak of DBI's plans, goals, beliefs or expectations, and refer to estimates or use of similar terms. Forward-looking statements can generally be identified because they contain words and phrases such as "may," "project," "are confident," "should," "predict," "believe," "plan," "expect," "estimate," "anticipate," and similar expressions. These forward-looking statements are inherently uncertain and actual results may differ from DBI's expectations. The factors that, among others, could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the local economy; (iii) fluctuations in market rates and prices which can negatively affect net interest margin, asset valuations and expense expectations; (iv) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies; and (v) the factors set forth in Item 1A of DBI's Annual Report on Form 10-K for the year ended December 31, 2010 (the "2010 Annual Report"), which item is incorporated herein by reference, as well as other risks identified in this Report. When reviewing forward-looking statements to make decisions with respect to DBI, investors and others are cautioned to consider these and other risks and uncertainties. All forward-looking statements contained in this report are based upon information presently available and DBI assumes no obligation to update any forward-looking statements.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses ("ALLL") is an estimate of the losses that may be sustained in the loan and lease portfolio. Please refer to the Allowance for Loan Losses section of Note 3 - Loans above for detail on the allowance methodology. Management believes the ALLL is appropriate as of June 30, 2011.

Valuation of Investment Securities

Investment securities are classified as available-for-sale and are valued at their fair market value. Please refer to Note 2 - Investment Securities and Note 5 - Fair Value Measurement for additional details on the valuation of investment securities.

Intangible Assets

DBI has a core deposit intangible asset that was originated in connection with DSB's expansion through acquisition of an established branch operation in 1997. The acquisition did not meet the definition of a business combination in accordance with ASC 805 - "Accounting for Business Combinations Occurring in Periods Beginning before December 15, 2008." As such, DBI continues to amortize the intangible asset related to the acquisition over a period of fifteen years. Annually DBI reviews the intangible assets for impairment and records an impairment charge, if any, to earnings.

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

Nonaccrual Loan - DSB's policy is to place in nonaccrual status all loans which are contractually past due 90 days or more as to any payment of principal or interest and all other loans as to which reasonable doubt exists as to the full, timely collection of interest or principal based on management's view of the financial condition of the borrower. When a loan is placed on nonaccrual, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

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

Risk Rating - Risk rating, which is also sometimes referred to as loan grade, is the credit quality grade assigned to each loan. Loans are assigned a risk rating upon origination. Lenders and credit review analysts conduct periodic reviews and evaluations and make adjustments to the assigned grades when appropriate. The range of categories from the best quality to the worst is as follows: highest quality, solid quality, some weakness, inherent industry weakness, special mention, substandard, doubtful and loss. Impaired loans are generally rated a substandard or lower risk rating.

Special Mention Loans - Loans classified "special mention" are one step above substandard loans as described below. These loans contain some weaknesses, which if not corrected or improved upon could lead to further deterioration and a lower rating.

Substandard - A "substandard" loan is a loan that is inadequately protected by the current net worth and paying capacity of the borrower or the value of the collateral. Loans classified "substandard" have well-defined weaknesses that jeopardize prospects for liquidation and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected.

Results of Operations

Net income for the quarter ended June 30, 2011, was $0.9 million, a moderate increase of $27,941 or 3.3% from $0.8 million for the corresponding period in 2010. This improvement was primarily the result of $0.2 million reduction in the provision for loan losses partially offset by increases of $0.1 million in credit losses recognized on an OTTI security and $0.1 million in income tax expense.

Year-to-date net income for 2011 is $1.8 million compared to $1.6 million for the same period in 2010. This is an increase of $0.2 million or 9.0% and is primarily attributable to a decline of $0.4 million in the provision for loan losses and a reduction in salaries and employee benefits of $0.2 million during the first six months of 2011 compared to the same period of 2010. These improvements were partially offset by credit losses of $0.1 million on an OTTI security and a $0.2 million increase in income tax expense.

Net interest income for the quarter ended June 30, 2011 was $3.5 million, compared to $3.7 million for the quarter ended June 30, 2010, a decline of $0.2 million or 5.4%. Net interest income for the first six months of 2011 was $7.0 million, a $0.2 million or 3.1% decline from $7.2 million recognized during the same period in 2010. The following tables set forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates for both the current quarter and year-to-date:

	Three Months Ended June 30,
	2011			2010
	Increase (Decrease)			Increase (Decrease)
	Due to Change In			Due to Change In
(In thousands)	Average	Average	Total	Average	Average	Total
	Balance	Rate	Change	Balance	Rate	Change
Interest income:
Loans	($72)	($271)	($343)	$4	($215)	($211)
Taxable securities	74	(25)	49	21	(189)	(168)
Nontaxable securities	(106)	(22)	(128)	(78)	1	(77)
Federal funds sold	0	(3)	(3)	0	6	6
Other investments	39	(32)	7	(3)	10	7
Total interest income	($65)	($353)	($418)	($56)	($387)	($443)
Interest expense:
NOW accounts	$0	$0	$0	$1	($6)	($5)
Savings accounts	2	2	4	0	(2)	(2)
Money market accounts	16	(46)	(30)	58	(48)	10
Certificates and other time deposits	(51)	(113)	(164)	(82)	(250)	(332)
Other borrowed funds	(26)	(6)	(32)	(31)	(32)	(63)
Total interest expense	($59)	($163)	($222)	($54)	($338)	($392)
Net interest income	($6)	($190)	($196)	($2)	($49)	($51)

	Six Months Ended June 30,
	2011			2010
	Increase (Decrease)			Increase (Decrease)
	Due to Change In			Due to Change In
(In thousands)	Average	Average	Total	Average	Average	Total
	Balance	Rate	Change	Balance	Rate	Change
Interest income:
Loans	($58)	($440)	($498)	($4)	($632)	($636)
Taxable securities	84	(97)	(13)	2	(368)	(366)
Nontaxable securities	(179)	(26)	(205)	(149)	1	(148)
Federal funds sold	9	(5)	4	10	(5)	5
Other investments	52	(29)	23	(6)	36	30
Total interest income	($92)	($597)	($689)	($147)	($968)	($1,115)
Interest expense:
NOW accounts	$2	($1)	$1	$3	($14)	($11)
Savings accounts	4	8	12	0	(4)	(4)
Money market accounts	48	(75)	(27)	91	(147)	(56)
Certificates and other time deposits	(118)	(258)	(376)	(134)	(520)	(654)
Other borrowed funds	(59)	(15)	(74)	(57)	(65)	(122)
Total interest expense	($123)	($341)	($464)	($97)	($750)	($847)
Net interest income	$31	($256)	($225)	($50)	($218)	($268)

The decline in net interest income for the quarter-ended June 30, 2011 was primarily due to a decline in the yield on loans and securities along with an $8.2 million decline in the average balance of tax-exempt municipal securities. The net interest rate spread declined 23 basis points during this period from 3.62% for the quarter ended June 30, 2010 to 3.39% for the most recent quarter. DBI's yield on earning assets declined 49 basis points from 5.20% for the quarter ended June 30, 2010 to 4.71% as of the most recent quarter-end. The yields on taxable securities, loans and tax-exempt securities declined 41 basis points, 37 basis points and 21 basis points, respectively when comparing the current quarter with the same period of 2010. This reduction in the yield on earning assets was partially offset by a decline in the cost of funds of 26 basis points from 1.58% for the quarter ended June 30, 2010 to 1.32% during the second quarter of 2011. This reduction in the cost of funds was primarily impacted by a 39 basis point reduction in the rate on certificates of deposits.

For the second quarter of 2011, DBI's provision for credit losses was $0.2 million compared to $0.3 million during the same period of 2010. Net charge-offs of $0.5 million were recognized in the second quarter of 2011 compared to net charge-offs of $0.4 million during the corresponding period in 2010.

Noninterest income for the three months ended June 30, 2011 increased $30,749 compared to the corresponding period in 2010, an increase of 6.4%. Gains on the sale of investment securities were $31,953 for the second quarter of 2011, which were $23,064 higher than the gains recorded during the same period in 2010. Service fees and commissions increased $12,118 or 5.4% to $238,604 during the second quarter of 2011 due to an increase in commissions from securities brokerage sales. These improvements were partially offset by a decline in loan sales gains of $14,263 during the second quarter of 2011 compared to the second quarter of 2010.

Noninterest expense decreased by $0.2 million for the three months ended June 30, 2011 compared to the second quarter of 2010. The decrease is primarily attributable to a decline in salary expense of $0.1 million and a reduction in FDIC insurance expense of $0.1 million during current period. The reduction in salaries is primarily due to staffing levels, which are lower than last year by three full-time-equivalents. The lower FDIC insurance premiums are due to a new premium calculation that went into effect as of April 1, 2011.

Additional OTTI credit loss was recognized during the most recent quarter on one of the two securities previously determined to be other-than-temporarily-impaired. The credit loss recognized through the income statement was $80,353 during the three months ended June 30, 2011, while there was no credit loss recognized during the second quarter of 2010.

For the three months ended June 30, 2011 and 2010, DBI recorded combined federal and state income tax expense of $0.4 million and $0.3 million, respectively. These provisions reflect effective income tax rates of 31% in 2011 and 25% in 2010. DBI's combined statutory tax rate is 39%. The lower effective income tax rates are primarily due to certain federally tax exempt interest earned on state and local government investment securities. The effective tax rates for the six months ended June 30, 2011 and 2010 were 30% and 24%, respectively.

Financial Condition

Total assets decreased by $10.3 million between December 31, 2010 and June 30, 2011. Cash, cash equivalents and fed funds sold decreased by $7.1 million since December 31, 2010, while loans declined $5.5 million and loans held for sale fell by $3.4 million during the same period. An increase in investment securities of $5.5 million during the first six months of 2011 partially offset these declines.

The following table sets forth major types of loans, excluding loans held for sale, by primary collateral and the percentage of total loans for each type:
	June 30, 2011		December 31, 2010
(In thousands)	Amount	%	Amount	%
Real Estate:
Residential	$74,372	25.3%	$77,984	26.0%
Commercial	61,908	21.1%	58,304	19.5%
Agricultural	71,864	24.4%	71,782	24.0%
Construction	11,985	4.1%	12,793	4.3%
	$220,129	74.9%	$220,863	73.8%
Commercial	38,623	13.1%	42,427	14.2%
Agricultural	24,859	8.5%	24,726	8.2%
Consumer and other	10,244	3.5%	11,339	3.8%
TOTAL	$293,855	100.0%	$299,355	100.0%

During the second quarter of 2011, management made the decision to purchase government guaranteed loans given the lack of quality loan growth potential currently available within our lending market. As of June 30, 2011 there were approximately $4.5 million of commercial real estate government guaranteed loans recorded. The average maturity of the loans purchased is approximately 10 years. The premiums on the loans are being amortized over a three year period. Management will continue to evaluate our loan portfolio and make additional purchases as deemed appropriate. At this point, management is prepared to invest between $10 million and $20 million in government guaranteed loan purchases.

The allowance for loan losses decreased approximately $0.5 million during the first six months of 2011. Provisions of $0.3 million were added to the allowance in the first half of 2011 and were offset by net charge-offs of $0.8 million during the period. The allowance equals 2.17% of total loans as of June 30, 2011 compared to 2.29% at December 31, 2010. Nonaccrual loans totaled $7.2 million at June 30, 2011, a decrease of approximately $1.5 million compared to December 31, 2010. The following table sets forth nonaccrual loans by major category:
	June 30	December 31,
$(000)s	2011	2010
Secured By Real Estate:
Residential	$1,615	$2,042
Agricultural	246	0
Commercial	4,532	5,673
Construction	250	402
Subtotal Real Estate Loans	6,643	8,117
Secured by commercial assets	184	227
Secured by agricultural assets	116	116
Secured by other assets	227	173
TOTAL	$7,170	$8,633

DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 2.74% at June 30, 2011, compared to 3.04% at year-end 2010. As of June 30, 2011, management had identified $46.7 million of potential problem loans compared to $44.1 million at year-end 2010. Loan quality continues to be a concern and improving the portfolio is the primary focus for management. DBI has no accruing loans that are past due 90 days or more.

The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate (property acquired through foreclosure or in satisfaction of loans):
	June 30, 2011		December 31, 2010
		% of Total		% of Total
(In thousands)	Amount	Loans	Amount	Loans

Nonaccrual Loans (1)	$7,170	2.4%	$8,633	2.9%
Restructured Accruing Loans	5,552	1.9%	4,642	1.5%
Accruing Loans Past Due
90 Days or More	0	0.0%	0	0.0%
Total	$12,722	4.3%	$13,275	4.4%
Other Real Estate	$999		$864

(1) Includes restructured loans of $2.2 million and $1.3 million as of June 30, 2011 and December 31, 2010, respectively.

Total deposits declined $10.3 million at June 30, 2011 compared to balances at December 31, 2010. Management attributes this decline to a seasonal fluctuation as deposit balances tend to increase at year-end and then decline in the following months. Noninterest-bearing deposits decreased by $2.4 million, or 6.4%, during the first six months of 2011. Interest-bearing deposits fell $7.9 million between December 31, 2010 and June 30, 2011. NOW accounts declined $11.3 million, or 37.5%, and certificates of deposits fell $6.1 million, or 5.2%, during the first six months of 2011, while money market accounts increased $8.4 million, or 7.4%, during this period. Given the current interest rate environment, there has been a shift away from certificates of deposits into money market accounts as customers are reluctant to lock into a rate at this time. DBI's money market rates are comparable to its rates for short-term certificates of deposits.

Interest-bearing deposits consisted of the following:
(In thousands)	6/30/2011	12/31/2010
NOW accounts	$18,785	$30,034
Savings accounts	20,858	19,676
Money market accounts	121,822	113,472
Certificates of deposit	113,208	119,352
TOTAL	$274,673	$282,534

Short-term borrowings decreased $1.4 million or 10.3% as of June 30, 2011 compared to December 31, 2010 while long-term borrowings increased $0.5 million during the same period.

Capital Resources

Stockholders' equity increased by $1.1 million to $55.0 million as of June 30, 2011 from December 31, 2010 due primarily to earnings for the period of $1.8 million and a decrease in other comprehensive loss of $0.2 million that were partially offset by the dividend payable of $0.9 million. As of June 30, 2011 DBI's leverage ratio was 13.5%, its risk-based core capital ratio was 18.0% and its risk-based total capital ratio was 19.25%. DBI and DSB continue to maintain capital levels well above regulatory minimum levels established for "well-capitalized" institutions. As of June 30, 2011, DSB's leverage ratio was 10.6% and its risk-based total capital ratio was 15.9%. DBI believes its and DSB's capital positions as of June 30, 2011 are adequate under current economic conditions.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet its needs. DBI maintains liquid assets and established lines of credit to meet its liquidity needs. DBI's Board of Directors annually approves a Consolidated Contingent Liquidity Plan, which reviews the sources and uses of liquidity for DBI, DSB and DACC. Cash, cash equivalents and federal funds sold decreased $7.1 million or 20.2% to $28.1 million during the first six months of 2011 primarily due to the reduction in deposits of $10.3 million. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows.

In addition to on-balance sheet sources of funds, DBI also has off-balance sheet sources available to meet liquidity needs. Specifically, DBI has unused lines of credit of $49.4 million as of June 30, 2011. This includes a $20.0 million line of credit with the Federal Reserve Bank that was established in 1999. DSB has not borrowed on this line. DBI also has $70.1 million of eligible loans and securities that could be pledged to increase its available credit. Management believes DBI's and DSB's liquidity positions as of June 30, 2011 are adequate under current economic conditions.

Off-Balance Sheet Arrangements

DBI and its subsidiaries are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and stand-by letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement DBI and its subsidiaries have in particular classes of financial instruments.

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

	Contract or
	Notional Amount	Secured
(In thousands)	June 30, 2011	Portion
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$46,569	$41,754
Standby letters of credit and financial guarantees written	1,826	1,826

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There were no significant changes in DBI's internal controls over financial reporting or in other factors that have significantly affected those controls during the fiscal quarter covered by this Report, including any correction actions with regard to significant deficiencies and material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2011, DBI did not sell any equity securities which were not registered under the Securities Act of 1033, as amended, or repurchase any of its equity securities.

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

The ability of DBI to pay dividends on its common stock is largely dependent upon the ability of DSB to pay dividends on its stock held by DBI. DSB's ability to pay dividends is restricted by both state and federal laws and regulations. DSB is subject to policies and regulations issued by the FDIC and the Division of Banking of the Wisconsin Department of Financial Institutions ("the Division"), which, in part, establish minimum acceptable capital requirements for banks, thereby limiting the ability of such banks to pay dividends. In addition, Wisconsin law provides that state chartered banks may declare and pay dividends out of undivided profits but only after provision has been made for all expenses, losses, required reserves, taxes and interest accrued or due from the bank. Payments of dividends in some circumstances may require the written consent of the Division.

Item 6. Exhibits

(a) Exhibits:

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

DENMARK BANCSHARES, INC.

Date: August X, 2011 /s/ John P. Olsen

John P. Olsen

President and CEO

Date: August X, 2011 /s/ Dennis J. Heim

Dennis J. Heim

Vice President, CFO and Treasurer