Form 10-Q/A
period 2011-06-30
DENMARK BANCSHARES INC
filed 2011-08-04
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of August 4, 2011, there were 118,917 shares of the registrant's common stock (no par value) outstanding. This amended filing attaches the XBRL files which were omitted from the originally filed Form 10-Q on August 3, 2011.

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