Form 10-Q
period 2011-09-30
DENMARK BANCSHARES INC
filed 2011-11-04
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 2, 2011, there were 118,917 shares of the registrant's common stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2011

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk 29

Item 4. Controls and Procedures 29

PART II. Other Information

Item 1A. Risk Factors 29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 29

Item 6. Exhibits 29

Signatures 30

Item 1. Financial Statements

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$18,170,414	$16,917,728
Federal funds sold	11,011,000	18,321,000
Investment securities available-for-sale, at fair value	65,756,700	63,049,646
Loans	295,510,853	299,355,004
Allowance for credit losses	(6,518,417)	(6,864,497)
Net loans	$288,992,436	$292,490,507
Loans held for sale	1,217,728	3,715,671
Premises and equipment, net	7,184,572	7,368,904
Other investments, at cost	5,586,123	4,608,899
Accrued interest receivable	1,339,453	1,204,984
Other assets	13,301,359	12,637,998
TOTAL ASSETS	$412,559,785	$420,315,337

Liabilities
Deposits
Noninterest-bearing	$41,189,344	$37,965,690
Interest-bearing	274,042,753	282,533,731
Total Deposits	$315,232,097	$320,499,421

Short-term borrowings	11,608,861	13,888,046
Accrued interest payable	344,931	404,467
Other liabilities	1,228,024	1,897,580
Long-term debt	28,149,999	29,699,999
Total Liabilities	$356,563,912	$366,389,513
Stockholders' Equity
Common stock, no par value,	$18,173,975	$18,173,975
authorized 640,000 shares; outstanding 118,917
Treasury stock shares, at cost (2,613 shares)	(2,125,865)	(2,125,865)
Paid in capital	469,986	469,986
Retained earnings	39,798,723	38,031,717
Accumulated other comprehensive loss	(320,946)	(623,989)
Total Stockholders' Equity	$55,995,873	$53,925,824
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$412,559,785	$420,315,337

The accompanying notes are an integral part of these financial statements.

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Interest Income
Loans including fees	$3,842,778	$4,277,404	$11,766,974	$12,700,274
Investment securities:
Taxable	312,467	247,716	859,684	807,570
Exempt from federal tax	228,527	361,813	804,398	1,142,844
Interest on federal funds sold	3,579	1,835	14,552	9,047
Other interest income	18,306	12,846	91,203	62,204
	$4,405,657	$4,901,614	$13,536,811	$14,721,939
Interest Expense
Deposits	$724,852	$927,757	$2,317,112	$2,910,531
Short-term borrowings	26,770	40,534	84,121	130,379
Long-term debt	250,967	262,143	756,977	809,017
	$1,002,589	$1,230,434	$3,158,210	$3,849,927
Net interest income	$3,403,068	$3,671,180	$10,378,601	$10,872,012
Provision for Credit Losses	150,000	310,000	450,000	1,040,000
Net interest income after
provision for credit losses	$3,253,068	$3,361,180	$9,928,601	$9,832,012
Other Income
Service fees and commissions	$222,531	$218,475	$669,946	$659,319
Loan sale gains	64,087	111,290	183,186	204,869
Investment security gains	0	0	31,953	68,156
Other	197,324	212,182	598,539	600,712
	$483,942	$541,947	$1,483,624	$1,533,056
Other-than-Temporary Impairment Losses, Net
Total other-than-temporary impairment losses	$65,662	$990,228	$1,028,888	$990,228
Amount in other comprehensive income, before taxes	(20,175)	(980,326)	(878,574)	(980,326)
	$45,487	$9,902	$150,314	$9,902
Other Expense
Salaries and employee benefits	$1,553,044	$1,551,418	$4,565,844	$4,786,402
Occupancy expenses	223,936	283,585	707,982	805,601
FDIC Insurance	74,000	179,034	320,000	481,058
Data processing expenses	195,337	161,832	588,291	513,437
Professional fees	89,327	83,835	274,659	260,289
Amortization of intangibles	48,097	48,097	144,293	144,293
(Gain) loss on sale of other real estate	48,143	34,380	66,034	(6,557)
Other real estate expenses	21,310	84,584	175,505	293,772
Other operating expenses	214,995	224,163	664,063	671,307
	$2,468,189	$2,650,928	$7,506,671	$7,949,602
Income before income taxes	$1,223,334	$1,242,297	$3,755,240	$3,405,564
Income tax expense	375,241	336,530	1,126,086	865,021
NET INCOME	$848,093	$905,767	$2,629,154	$2,540,543
Per Share
Net income	$7.13	$7.61	$22.11	$21.36
Dividends declared	$7.25	$0.00	$7.25	$7.25
Weighted average shares outstanding	118,917	118,917	118,917	118,917

The accompanying notes are an integral part of these financial statements.

Denmark Bancshares, Inc.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Common Stock				Accumulated
					Other
			Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance, December 31, 2010	118,917	$16,048,110	$469,986	$38,031,717	($623,989)	$53,925,824
Comprehensive income
Net income				2,629,154		2,629,154
Other comprehensive income, net of tax
Change in unrealized loss on securities available-for-sale,
net of reclassification adjustment (1)					303,043	303,043
Total comprehensive income						$2,932,197
Cash dividends, $7.25 per share				(862,148)		(862,148)
Balance, September 30, 2011	118,917	$16,048,110	$469,986	$39,798,723	($320,946)	$55,995,873

(1) Disclosure of reclassification amount:
Unrealized gains arising during the period	$432,292
Less: Tax expense on unrealized gains	(200,266)
Plus: Reclassification adjustment for losses realized and included in net income	118,361
Less: Reclassification adjustment for tax benefit on realized losses	(47,344)
Net change in unrealized losses on securities	$303,043

The accompanying notes are an integral part of these financial statements.

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$2,629,154	$2,540,543
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	300,391	368,357
Provision for credit losses	450,000	1,040,000
Amortization of intangibles	144,293	144,293
Gains on sales of loans	(183,186)	(204,869)
Loss (gains) on sale of other real estate	66,033	(6,557)
Gains on sale of securities	(31,953)	(68,156)
Loss on investment securities impairment writedowns	150,314	9,902
Amortization of bond premium	365,643	221,278
Accretion of bond discount	(133,183)	(208,895)
Mortgage loans originated for sale	(12,348,289)	(17,587,659)
Proceeds from sale of mortgage loans	14,846,232	18,395,472
Income from bank owned life insurance	(197,648)	(198,021)
Increase in interest receivable	(134,469)	(57,622)
Decrease in interest payable	(59,536)	(124,885)
Other, net	483,899	1,388,918
Net Cash Provided by Operating Activities	$6,347,695	$5,652,099
Cash Flows from Investing Activities:
Maturities of held-to-maturity securities	$0	$4,390,000
Maturities and sales of available-for-sale securities	20,127,771	15,317,843
Purchases of available-for-sale securities	(22,753,354)	(15,515,978)
Money market mutual funds, net	(977,224)	330,215
Federal funds sold, net	7,310,000	3,500,000
Proceeds from sale of foreclosed assets	922,266	745,926
Net decrease (increase) in loans made to customers	1,212,397	(5,548,096)
Capital expenditures	(116,059)	(249,649)
Net Cash Provided by Investing Activities	$5,725,797	$2,970,261
Cash Flows from Financing Activities:
Net decrease in deposits	($5,267,324)	($4,754,862)
Dividends paid	(1,724,297)	(1,724,297)
Debt proceeds	1,995,815	9,034,476
Debt repayments	(5,825,000)	(15,379,999)
Net Cash Used in Financing Activities	($10,820,806)	($12,824,682)
Net increase (decrease) in cash and cash equivalents	$1,252,686	($4,202,322)
Cash and cash equivalents, beginning	16,917,728	17,425,697
CASH AND CASH EQUIVALENTS, ENDING	$18,170,414	$13,223,375
Noncash Investing Activities:
Loans transferred to foreclosed properties	$2,018,860	$1,032,603

Supplemental Cash Flow Disclosures:
Cash paid for interest	$2,381,061	$3,040,243
Cash paid for income taxes	766,980	836,939
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

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair market value of securities available-for-sale were as follows:
	September 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government-sponsored agencies	$500,000	$8,550	$0	$508,550
U.S. Government-sponsored agency MBS	31,489,259	664,144	0	32,153,403
State and local governments	24,874,220	1,039,083	(210,071)	25,703,232
Residential mortgage-backed securities	9,531,748	54,985	(2,195,218)	7,391,515
	$66,395,227	$1,766,762	($2,405,289)	$65,756,700

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government-sponsored agencies	$0	$0	$0	$0
U.S. Government-sponsored agency MBS	20,854,514	251,779	(41,020)	21,065,273
State and local governments	30,524,272	876,975	(494,985)	30,906,262
Residential mortgage-backed securities	12,741,679	117,494	(1,781,062)	11,078,111
	$64,120,465	$1,246,248	($2,317,067)	$63,049,646

Proceeds of $8.4 million from calls, $2.1 million from maturities, $2.0 million from sales and $7.6 million from normal pay-downs were primarily used for the purchases of $17.4 million of agency mortgage-backed securities, $3.5 million taxable municipals, $1.5 million of agencies and $0.3 million of tax-exempt municipals to provide better liquidity and less credit risk. There were no purchases of non-agency mortgage-backed securities to date during 2011. The sales during 2011 consisted of two non-agency mortgage-backed securities and one agency mortgage-backed security. The sales were executed to improve credit quality and to utilize a portion of a capital loss carry forward at DSB's Nevada investment subsidiary.

The amortized cost and estimated fair values of securities at September 30, 2011, by maturity were as follows:
	Securities Available-for-Sale
		Estimated
	Amortized	Fair
Amounts Maturing	Cost	Value
Within one year	$2,281,790	$2,296,695
From one through five years	39,083,528	38,960,720
From five through ten years	13,083,827	13,330,070
After ten years	11,946,082	11,169,215
	$66,395,227	$65,756,700

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

At September 30, 2011, seven debt securities have unrealized losses with aggregate depreciation of 24.6% from DSB's amortized cost basis. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:
September 30, 2011	Less Than Twelve Months		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
Securities Available for Sale	Losses	Value	Losses	Value
U.S. Government-sponsored agencies	$0	$0	$0	$0
U.S. Government-sponsored agency MBS	0	0	0	0
State and local governments	0	0	210,071	1,811,199
Residential mortgage-backed securities	726,558	1,341,624	1,468,660	4,219,020
Total securities available for sale	$726,558	$1,341,624	$1,678,731	$6,030,219

December 31, 2010	Less Than Twelve Months		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
Securities Available for Sale	Losses	Value	Losses	Value
U.S. Government-sponsored agency MBS	$41,020	$5,082,159	$0	$0
State and local governments	67,071	3,284,508	427,914	1,592,771
Residential mortgage-backed securities	628,597	2,796,779	1,152,465	4,110,985
Total securities available for sale	$736,688	$11,163,446	$1,580,379	$5,703,756

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

Two of the three securities supported by non-traditional loan types were previously found to have credit losses since a portion of the unrealized losses is due to an expected cash flow shortfall. As such, these securities were determined to be OTTI. DBI does not intend to sell the investments and it is not more likely than not that DBI will be required to sell the securities before the anticipated recovery of their remaining amortized cost bases, which may be maturity. The analysis on the third security did not reveal any credit loss nor was the security found to be OTTI. The total credit loss that was recognized in earnings through December 31, 2010 was $0.4 million. The analysis performed as of September 30, 2011 resulted in an additional $45,487 of credit loss that was recorded through the income statement during the current period, for a total credit loss year-to-date of $150,314 on one of the two OTTI securities. Unrealized losses on the three securities analyzed by the third party were recognized through accumulated other comprehensive loss on the balance sheet as of September 30, 2011, net of tax, in the amount of $1.3 million.

The unrealized losses on the remainder of the residential mortgage-backed securities are due to the distressed and illiquid markets for collateralized mortgage obligations. The securities are investments in senior tranches with adequate credit support from subordinate tranches, are supported by traditional mortgage loans that originated between 2002 and 2005, have low delinquency and foreclosure rates, and reasonable loan-to-value ratios. DBI does not consider these investments to be OTTI at September 30, 2011.

Changes in credit losses recognized for securities with OTTI were as follows:
	For the Nine Months Ended		For the Year Ended
	September 30,		December 31,
	2011	2010	2010
Credit losses recognized in earnings, beginning of period	($432,488)	($312,716)	($312,716)
Credit losses for OTTI not previously recognized	(150,314)	(9,902)	(119,772)
Credit losses recognized in earnings, end of period	($582,802)	($322,618)	($432,488)

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

  Non-classified loans are assigned a risk rating of 1 - 4, with a one-rated credit being the highest quality. Non-classified loans have credit quality that ranges from well above average quality to some inherent industry weaknesses that may present higher than average risk due to conditions affecting the borrower, the borrower's industry or economic environment.

  Special mention loans are assigned a risk rating of 5. Potential weaknesses exist that deserve management's close attention. If left uncorrected, the potential weaknesses may result in deterioration of repayment prospects or in DSB's credit position at some future date.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that have been incurred in the loan portfolio. The allowance is based on two basic accounting principles: (1) FASB Accounting Standards Codification (ASC) Topic 310-10 "Receivables - Overall," (formerly FAS 114) which requires that losses be accrued when it is probable that DBI will not collect all principal and interest payments according to the loan's contractual terms, and, (2) FASB ASC Topic 450, "Contingencies," (formerly FAS 5) which requires that losses be accrued when they are probable of occurring and estimable. The FFIEC "Interagency Policy Statement on the Allowance for Loan and Lease Losses" provides additional guidance on the allowance methodology.

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

Major categories of loans included in the loan portfolio are as follows:
	September 30,	December 31,
	2011	2010
Real Estate:
Residential	$75,384,283	$77,983,729
Commercial	60,419,731	58,304,345
Agricultural	76,892,835	71,782,458
Construction	13,144,423	12,792,496
	225,841,272	220,863,028

Commercial	35,089,797	42,427,251
Agricultural	24,103,536	24,725,859
Consumer and other	10,476,248	11,338,866
TOTAL	$295,510,853	$299,355,004

The following tables show the investment in impaired loans and the corresponding allowance for those loans along with the recognized interest income associated with impaired loans:

Impaired Loans

As of September 30, 2011 and 2010
$(000)s		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2011	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Residential Real Estate	$577	$577	$0	$579	$10
Commercial Real Estate	1,847	2,037	0	2,054	28
Construction & Land Dev	2,936	2,936	0	2,941	80
Agricultural Real Estate	0	0	0	0	0
Commercial	984	1,218	0	1,228	10
Agricultural	0	0	0	0	0
Consumer	43	43	0	44	1

With a related allowance:
Residential Real Estate	$1,055	$1,101	$230	$1,088	$2
Commercial Real Estate	2,644	2,848	693	2,964	(6)
Construction & Land Dev	2,833	2,833	478	2,835	60
Agricultural Real Estate	246	246	40	246	2
Commercial	99	99	52	103	2
Agricultural	0	0	0	0	0
Consumer	146	146	131	148	0

Total:
Residential Real Estate	$1,632	$1,678	$230	$1,667	$12
Commercial Real Estate	4,491	4,885	693	5,018	22
Construction & Land Dev	5,769	5,769	478	5,776	140
Agricultural Real Estate	246	246	40	246	2
Commercial	1,083	1,317	52	1,331	12
Agricultural	0	0	0	0	0
Consumer	189	189	131	192	1
Total	$13,410	$14,084	$1,624	$14,230	$189

$(000)s		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2010	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Residential Real Estate	$572	$667	$0	$504	$6
Commercial Real Estate	1,295	2,169	0	1,070	54
Construction & Land Dev	0	0	0	0	40
Agricultural Real Estate	0	0	0	0	0
Commercial	557	752	0	324	1
Agricultural	116	116	0	113	(2)
Consumer	0	0	0	0	1

With a related allowance:
Residential Real Estate	$655	$655	$201	$595	$28
Commercial Real Estate	2,322	2,906	373	2,211	43
Construction & Land Dev	438	438	173	408	15
Agricultural Real Estate	0	0	0	0	0
Commercial	850	919	220	240	4
Agricultural	732	732	205	81	0
Consumer	152	152	138	17	0

Total:
Residential Real Estate	$1,227	$1,322	$201	$1,099	$34
Commercial Real Estate	3,617	5,075	373	3,281	97
Construction & Land Dev	438	438	173	408	55
Agricultural Real Estate	0	0	0	0	0
Commercial	1,407	1,671	220	564	5
Agricultural	848	848	205	194	(2)
Consumer	152	152	138	17	1
Total	$7,689	$9,506	$1,310	$5,563	$190

Recorded Investment in Financing Receivables
	September 30,
	2011		2010		December 31, 2010
		Ending Balance		Ending Balance		Ending Balance
		Individually		Individually		Individually
$(000)s	Ending	Evaluated	Ending	Evaluated	Ending	Evaluated
	Balance	for Impairment	Balance	for Impairment	Balance	for Impairment
Residential Real Estate	$75,384	$1,632	$79,980	$1,227	$77,984	$1,785
Commercial Real Estate	60,420	4,491	65,351	3,617	58,304	5,768
Construction & Land Dev	13,144	5,769	14,338	438	12,793	4,326
Agricultural Real Estate	76,893	246	63,526	0	71,782	0
Commercial	35,090	1,083	33,346	1,407	42,427	285
Agricultural	24,104	0	32,911	848	24,726	116
Consumer	10,476	189	11,214	152	11,339	150
Unallocated	0	0	0	0	0	0
Total	$295,511	$13,410	$300,666	$7,689	$299,355	$12,430

Allowance for Loan Losses

For the Nine Months Ended September 30, 2011 and 2010
$(000)s						Ending Balance
	Beginning				Ending	Individually
	Balance				Balance	Evaluated for
2011	1/1/2011	Charge-offs	Recoveries	Provision	9/30/2011	Impairment
Residential Real Estate	$1,429	($50)	$124	($125)	$1,378	$230
Commercial Real Estate	2,849	(461)	6	174	2,568	693
Construction & Land Dev	880	(225)	25	459	1,139	478
Agricultural Real Estate	204	0	0	48	252	40
Commercial	278	(252)	40	173	239	52
Agricultural	347	0	7	(131)	223	0
Consumer	160	(15)	4	4	153	131
Unallocated	718	0	0	(152)	566	0
Total	$6,865	($1,003)	$206	$450	$6,518	$1,624

						Ending Balance
$(000)s	Beginning				Ending	Individually
	Balance				Balance	Evaluated for
2010	1/1/2010	Charge-offs	Recoveries	Provision	9/30/2010	Impairment
Residential Real Estate	$1,748	($316)	$32	($215)	$1,249	$201
Commercial Real Estate	2,221	(367)	9	107	1,970	373
Construction & Land Dev	1,319	0	0	298	1,617	173
Agricultural Real Estate	67	0	16	84	167	0
Commercial	310	(60)	41	221	512	220
Agricultural	150	0	6	356	512	205
Consumer	59	(62)	13	147	157	138
Unallocated	352	0	0	42	394	0
Total	$6,226	($805)	$117	$1,040	$6,578	$1,310

Nonaccrual loans totaled $8.2 million and $8.6 million at September 30, 2011 and December 31, 2010, respectively. There were no loans past due ninety days or more and still accruing. A schedule of loans by the number of days past due (including nonaccrual loans) along with a schedule of credit quality indicators follows:

Age Analysis of Past Due Financing Receivables
	30-89 Days	90 Days	Total		Total Financing
$(000)s	Past Due	& Over	Past Due	Current	Receivables

September 30, 2011
Residential Real Estate	$1,208	$438	$1,646	$73,738	$75,384
Commercial Real Estate	968	2,867	3,835	56,585	60,420
Construction & Land Dev	0	1,724	1,724	11,420	13,144
Agricultural Real Estate	116	246	362	76,531	76,893
Commercial	374	226	600	34,490	35,090
Agricultural	1	0	1	24,103	24,104
Consumer	38	84	122	10,354	10,476

Total	$2,705	$5,585	$8,290	$287,221	$295,511

	30-89 Days	90 Days	Total		Total Financing
$(000)s	Past Due	& Over	Past Due	Current	Receivables

December 31, 2010
Residential Real Estate	$376	$396	$772	$77,212	$77,984
Commercial Real Estate	0	4,220	4,220	54,084	58,304
Construction & Land Dev	0	402	402	12,391	12,793
Agricultural Real Estate	0	0	0	71,782	71,782
Commercial	4	61	65	42,362	42,427
Agricultural	0	116	116	24,610	24,726
Consumer	74	30	104	11,235	11,339

Total	$454	$5,225	$5,679	$293,676	$299,355

Credit Quality Indicators
$(000)s
September 30, 2011	Non-Classified	Special Mention	Substandard	Doubtful	Total
Residential Real Estate	$61,524	$6,807	$6,230	$823	$75,384
Commercial Real Estate	49,030	3,452	4,642	3,296	60,420
Construction & Land Dev	5,990	803	6,351	0	13,144
Agricultural Real Estate	68,207	8,440	246	0	76,893
Commercial	32,258	1,213	1,436	183	35,090
Agricultural	20,057	4,047	0	0	24,104
Consumer	10,156	42	128	150	10,476
Total	$247,222	$24,804	$19,033	$4,452	$295,511

$(000)s
December 31, 2010	Non-Classified	Special Mention	Substandard	Doubtful	Total
Residential Real Estate	$62,133	$7,782	$6,903	$1,166	$77,984
Commercial Real Estate	42,362	7,249	3,163	5,530	58,304
Construction & Land Dev	4,311	3,289	4,791	402	12,793
Agricultural Real Estate	66,103	5,630	49	0	71,782
Commercial	38,383	2,953	870	221	42,427
Agricultural	22,283	2,320	7	116	24,726
Consumer	10,929	113	142	155	11,339
Total	$246,504	$29,336	$15,925	$7,590	$299,355

Modifications

As of September 30, 2011
		Pre-Modification	Post-Modification	Recorded	Impact to
$(000)s	Number of	Recorded	Recorded	Investment	Allowance for
	Contracts	Investment	Investment	as of 9/30/2011	Credit Losses
Residential Real Estate	4	$662	$662	$680	$151
Commercial Real Estate	4	1,470	1,468	1,266	178
Construction & Land Dev	2	156	156	154	48
Commercial	4	754	529	526	0
Total	14	$3,042	$2,815	$2,626	$377

Since December 31, 2010 two loans that were modified as troubled debt restructurings subsequently defaulted. One loan had an active outstanding balance of $34,791 and was secured by residential real estate. This default resulted in a nominal charge-off against the allowance for credit losses of $2,391. The second loan secured by non-owner occupied commercial real estate and had an active principal balance of $0.6 million. The default on this loan did not have any impact on DBI's allowance for credit losses.

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

In April 2011, FASB issued ASU No. 2011-03 Reconsideration of Effective Control for Repurchase Agreements. This update to Topic 860, "Transfers and Servicing," modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than a sale. The provisions of ASU No. 2011-03 remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and the collateral maintenance implementation guidance related to that criterion. This update does not change the other existing criteria used in the assessment of effective control. ASU No. 2011-03 is effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012. These amendments will not have any impact on DBI's financial statements.

In May 2011, FASB issued ASU No. 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. These amendments to Topic 820, "Fair Value Measurement," result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows; (a) the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets; (b) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets, however ASU No. 2011-04 extends that prohibition to all fair value measurements; (c) an exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity's net exposure to either of those risks which allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (d) aligns the fair value measurement of instruments classified within an entity's shareholders' equity with the guidance for liabilities; and (e) disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of ASU No. 2011-04 are effective for interim reporting periods beginning on or after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on DBI's financial statements.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This update to Topic 220, "Comprehensive Income," allows an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive must be reclassified to net income. ASU No. 2011-05 is effective for interim reporting periods beginning on or after December 15, 2011, with retrospective application required. The adoption of ASU No. 2011-05 is expected to result in presentation changes to DBI's income statement and the addition of a statement of other comprehensive income. The adoption will have no impact on DBI's statement of financial condition.

In September 2011, FASB issues ASU No. 2011-08, Testing Goodwill for Impairment. This update to Topic 350, "Intangibles - Goodwill and Other," permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment on at least an annual basis by comparing the fair value of a reporting unit with its carrying amount (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments of this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. An entity has the option under this update to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU No. 2011-08 will have no impact on DBI's financial statements.

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

Investment Securities: Investment securities available-for-sale ("AFS") are recorded at fair value on a recurring basis. The fair value measurement of most of DBI's AFS securities is currently determined by an independent provider using Level 2 inputs (except as noted below). The measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speed and default rates. Two of DBI's AFS mortgage-backed securities ("MBS") that are secured by non-traditional mortgage loans and one AFS MBS secured by traditional mortgage loans that was previously downgraded were analyzed by a third party in order to determine an estimated fair value. The estimated fair values were based on discounted cash flow analyses and are considered Level 3 inputs.

Refer to Note 2 - Investment Securities for additional detail on the assumptions used in determining the estimated fair values and additional disclosures regarding DBI's investment securities. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Other Real Estate Owned: Real estate that DBI has taken control of in partial or full satisfaction of debt is valued at the lower of book value or fair value. The fair value is determined by analyzing the collateral value of the real estate using appraisals and other market valuations for similar assets less any estimated selling costs. The value carried on the balance sheet for other real estate owned is estimated fair value of the properties. Other real estate owned is classified as a nonrecurring Level 2 asset.

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

Assets Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis, are summarized in the table below:
	September 30, 2011
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Fair Value
U.S. Government-sponsored agencies	$0	$508,550	$0	$508,550
U.S. Government-sponsored agency MBS	0	32,153,403	0	32,153,403
State and local governments	0	25,703,232	0	25,703,232
Residential mortgage-backed securities	0	3,194,843	4,196,672	7,391,515
Total securities available for sale	$0	$61,560,028	$4,196,672	$65,756,700

	December 31, 2010
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Fair Value
U.S. Government-sponsored agencies	$0	$0	$0	$0
U.S. Government-sponsored agency MBS	0	21,065,273	0	21,065,273
State and local governments	0	30,906,262	0	30,906,262
Residential mortgage-backed securities	0	5,812,427	5,265,684	11,078,111
Total securities available for sale	$0	$57,783,962	$5,265,684	$63,049,646

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable (Level 3) for the quarter ended September 30, 2011.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Available-
for-Sale
Securities
Beginning balance, January 1, 2011	$5,265,684
Total realized and unrealized gains/(losses):
Included in earnings	(150,314)
Included in other comprehensive income	(342,915)
Purchases, issuances, sales and settlements
Purchases	0
Issuances	0
Sales	0
Settlements	(575,783)
Transfers into Level 3	0
Transfers out of Level 3	0
Ending balance, September 30, 2011	$4,196,672

Assets Recorded at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis, are summarized in the following table:
	September 30, 2011
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Fair Value
Loans held for sale	$0	$1,217,728	$0	$1,217,728
Other real estate owned	0	1,894,502	0	1,894,502
Impaired loans	0	13,569,898	0	13,569,898
Total Assets	$0	$16,682,128	$0	$16,682,128

	December 31, 2010
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Fair Value
Loans held for sale	$0	$3,715,671	$0	$3,715,671
Other real estate owned	0	863,941	0	863,941
Impaired loans	0	13,205,125	0	13,205,125
Total Assets	$0	$17,784,737	$0	$17,784,737

The table below summarizes fair value of financial assets and liabilities at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In thousands)
Financial Assets
Cash and federal funds sold	$29,181	$29,181	$35,239	$35,239
Investment securities	65,757	65,757	63,050	63,050
Loans, net of allowance for credit losses	288,992	289,820	292,491	294,838
Loans held for sale	1,218	1,218	3,716	3,716
Bank owned life insurance	7,016	7,016	6,818	6,818
Other investments, at cost	5,586	5,586	4,609	4,609
TOTAL	$397,750	$398,578	$405,923	$408,270
Financial Liabilities
Deposits	$315,232	$316,268	$320,499	$321,441
Borrowings	39,759	42,568	43,588	44,605
TOTAL	$354,991	$358,836	$364,087	$366,046

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Denmark Bancshares, Inc. and Subsidiaries
Selected Quarterly Financial Data
(Unaudited)

Financial Highlights
	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
(In thousands, except per share data)	2011	2011	2011	2010	2010

Operating Results
Interest income	$4,406	$4,512	$4,619	$4,773	$4,902
Interest expense	1,003	1,052	1,103	1,136	1,230
Net interest income	3,403	3,460	3,516	3,637	3,672
Provision for credit losses	150	150	150	200	310
Noninterest income	484	509	491	561	532
Noninterest expense	2,514	2,487	2,576	2,759	2,651
Net income	848	868	913	901	906

Per Share Data
Net income per share	$7.13	$7.30	$7.68	$7.58	$7.61
Book value per share	$470.88	$462.89	$460.25	$453.47	$452.11

Financial Condition (1)
Total Loans	$295,511	$293,855	$299,539	$299,355	$300,666
Allowance for credit losses	6,518	6,388	6,717	6,864	6,578
Investment securities	65,757	68,547	63,934	63,050	64,548
Assets	412,560	410,023	412,803	420,315	399,509
Deposits	315,232	310,210	313,393	320,499	301,723
Other borrowed funds	39,759	42,609	43,363	43,588	42,475
Stockholders' equity	55,996	55,045	54,732	53,926	53,763

Financial Ratios
Return on average equity	6.20%	6.41%	6.86%	6.78%	6.95%
Return on average assets	0.83%	0.85%	0.89%	0.90%	0.90%
Interest rate spread	3.29%	3.33%	3.40%	3.64%	3.70%
Average equity to average assets	13.37%	13.22%	12.94%	13.25%	12.94%
Allowance for credit losses
to total loans (1)	2.21%	2.17%	2.24%	2.29%	2.19%
Non-performing loans to allowance for
credit losses (1)	125%	112%	117%	126%	137%
(1) As of the period ending.

Forward Looking Statements

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses ("ALLL") is an estimate of the losses that may be sustained in the loan and lease portfolio. Please refer to the Allowance for Loan Losses section of Note 3 - Loans above for detail on the allowance methodology. Management believes the ALLL is appropriate as of September 30, 2011.

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

Nonaccrual Loan - DSB's policy is to place in nonaccrual status all loans which are contractually past due 90 days or more as to any payment of principal or interest and all other loans for which reasonable doubt exists as to the full, timely collection of interest or principal based on management's view of the financial condition of the borrower. When a loan is placed on nonaccrual, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

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

Results of Operations

Net income for the quarter ended September 30, 2011, was $0.8 million, a decline of $57,674 or 6.4 % from $0.9 million for the corresponding period in 2010. This decrease was primarily the result of $0.3 million reduction in net interest income partially offset by a reduction in the provision for loan losses of $0.2 million from the same period during 2010.

Year-to-date net income for the first nine months of 2011 remained relatively unchanged from the comparable period in 2010 at $2.6 million. A decline of $0.6 million in the provision for loan losses and a reduction of $0.2 million in both salaries and employee benefits as well as FDIC insurance premiums during the first nine months of 2011 compared to the same period of 2010 were partially offset by a decrease in net interest income of $0.5 million, an increase in OTTI losses of $0.1 million on a security and a $0.3 million increase in income tax expense.

Net interest income for the quarter ended September 30, 2011 was $3.4 million, compared to $3.7 million for the quarter ended September 30, 2010, a decline of $0.3 million or 7.3%. Net interest income for the first nine months of 2011 was $10.4 million, a $0.5 million or 4.5% decline from $10.9 million recognized during the same period in 2010. The following tables set forth a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates for both the current quarter and year-to-date:

	Three Months Ended September 30,
	2011			2010
	Increase (Decrease)			Increase (Decrease)
	Due to Change In			Due to Change In
(In thousands)	Average	Average	Total	Average	Average	Total
	Balance	Rate	Change	Balance	Rate	Change
Interest income:
Loans	($94)	($341)	($435)	$59	($169)	($110)
Taxable securities	83	(18)	65	83	(162)	(79)
Nontaxable securities	(124)	(9)	(133)	(89)	3	(86)
Federal funds sold	6	(4)	2	(2)	0	(2)
Other investments	43	(38)	5	(8)	5	(3)
Total interest income	($86)	($410)	($496)	$43	($323)	($280)
Interest expense:
NOW accounts	$0	($1)	($1)	$1	($6)	($5)
Savings accounts	2	2	4	0	(2)	(2)
Money market accounts	23	(61)	(38)	59	(26)	33
Certificates and other time deposits	(52)	(116)	(168)	(102)	(225)	(327)
Other borrowed funds	(24)	(1)	(25)	(52)	(39)	(91)
Total interest expense	($51)	($177)	($228)	($94)	($298)	($392)
Net interest income	($35)	($233)	($268)	$137	($25)	$112

	Nine Months Ended September 30,
	2011			2010
	Increase (Decrease)			Increase (Decrease)
	Due to Change In			Due to Change In
(In thousands)	Average	Average	Total	Average	Average	Total
	Balance	Rate	Change	Balance	Rate	Change
Interest income:
Loans	($112)	($821)	($933)	$57	($802)	($745)
Taxable securities	177	(124)	53	94	(540)	(446)
Nontaxable securities	(326)	(13)	(339)	(238)	5	(233)
Federal funds sold	10	(5)	5	4	(2)	2
Other investments	133	(104)	29	(13)	41	28
Total interest income	($118)	($1,067)	($1,185)	($96)	($1,298)	($1,394)
Interest expense:
NOW accounts	$2	($2)	$0	$5	($20)	($15)
Savings accounts	7	9	16	0	(6)	(6)
Money market accounts	83	(148)	(65)	152	(175)	(23)
Certificates and other time deposits	(202)	(343)	(545)	(239)	(742)	(981)
Other borrowed funds	(99)	1	(98)	(108)	(105)	(213)
Total interest expense	($209)	($483)	($692)	($190)	($1,048)	($1,238)
Net interest income	$91	($584)	($493)	$94	($250)	($156)

The decline in net interest income for the quarter-ended September 30, 2011 was primarily due to a decline in the yield on loans and securities along with a $9.5 million decline in the average balance of tax-exempt municipal securities. The net interest rate spread declined 41 basis points during this period from 3.70% for the quarter ended September 30, 2010 to 3.29% for the most recent quarter. DBI's yield on earning assets declined 70 basis points from 5.25% for the quarter ended September 30, 2010 to 4.45% as of the most recent quarter-end. The yields on loans, tax-exempt securities and taxable securities declined 46 basis points, 20 basis points and 15 basis points, respectively when comparing the current quarter with the same period of 2010. This reduction in the yield on earning assets was partially offset by a decline in the cost of funds of 29 basis points from 1.55% for the quarter ended September 30, 2010 to 1.26% during the third quarter of 2011. This reduction in the cost of funds was primarily impacted by a 42 basis point reduction in the rate on certificates of deposits.

For the third quarter of 2011, DBI's provision for credit losses was $0.2 million compared to $0.3 million during the same period of 2010. Nominal net charge-offs of $19,125 were recognized in the third quarter of 2011 compared to net charge-offs of $0.3 million during the corresponding period in 2010. For the nine months ended September 30, 2011, DBI's provision for credit losses totaled $0.5 million versus $1.0 million for the comparable period in 2010. Net charge-offs for the current nine-month period totaled $0.8 million versus $0.7 million for the comparable period in 2010.

Noninterest income for the three months ended September 30, 2011 decreased $58,005 compared to the corresponding period in 2010, a decrease of 10.7%. The primary reason for the decline is due to a reduction in loan sale gains of $47,203 during the third quarter of 2011 compared to the third quarter of 2010. Noninterest income for the nine months ended September 30, 2011 decreased nominally (3.2%) versus the nine months ended September 30, 2010.

Noninterest expense decreased by $0.2 million for the three months ended September 30, 2011 compared to the third quarter of 2010. The decrease is primarily attributable to a reduction in FDIC insurance expense and occupancy expenses of $0.1 million each for the third quarter of 2011 versus the comparable quarter of 2010. The lower FDIC insurance premiums resulted from a new premium structure implemented by the FDIC effective April 1, 2011. Occupancy expenses were lower during the third quarter of 2011 due to a reduction in depreciation expense compared to with the same period in 2010. For the nine months ended September 30, 2011, noninterest expense decreased $0.4 million or 5.6% versus the comparable period in 2010. This decrease was primarily the result of a $0.2 million or 4.6% decrease in salaries and employee benefits, a $0.2 million or 33.5% decrease in FDIC insurance premiums and a $0.1 million or 12.1% decrease in occupancy expenses, offset by a $0.1 million increase in loss on the sale of other real estate for the period.

Additional OTTI credit loss was recognized during the most recent quarter on one of the two securities previously determined to be other-than-temporarily-impaired. The credit loss recognized through the income statement was $45,487 during the three months ended September 30, 2011 compared to $9,902 recognized during the third quarter of 2010 on the same security. For the nine months ended September 30, 2011, OTTI credit losses recognized on a security previously determined to be other-than-temporarily-impaired totaled $0.2 million versus nominal OTTI credit losses recognized during the same period of 2010.

For the three months ended September 30, 2011 and 2010, DBI recorded combined federal and state income tax expense of $0.4 million and $0.3 million, respectively. These provisions reflect effective income tax rates of 31% in 2011 and 27% in 2010. DBI's combined statutory tax rate is 39%. The lower effective income tax rates are primarily due to certain federally tax exempt interest earned on state and local government investment securities. The effective tax rates for the nine months ended September 30, 2011 and 2010 were 30% and 25%, respectively.

Financial Condition

Total assets decreased by $7.8 million between December 31, 2010 and September 30, 2011. Cash, cash equivalents and fed funds sold decreased by $6.0 million since December 31, 2010, while loans declined $3.8 million and loans held for sale fell by $2.5 million during the same period. An increase in investment securities of $2.7 million during the first nine months of 2011 partially offset these declines.

The following table sets forth major types of loans, excluding loans held for sale, by primary collateral and the percentage of total loans for each type:
	September 30, 2011		December 31, 2010
(In thousands)	Amount	%	Amount	%
Real Estate:
Residential	$75,384	25.5%	$77,984	26.0%
Commercial	60,420	20.4%	58,304	19.5%
Agricultural	76,893	26.0%	71,782	24.0%
Construction	13,144	4.5%	12,793	4.3%
	$225,841	76.4%	$220,863	73.8%
Commercial	35,090	11.9%	42,427	14.2%
Agricultural	24,104	8.2%	24,726	8.2%
Consumer and other	10,476	3.5%	11,339	3.8%
TOTAL	$295,511	100.0%	$299,355	100.0%

During the second quarter of 2011, management made the decision to purchase government guaranteed loans given the lack of quality loan growth potential currently available within DSB's lending market. Additional loans were purchased during the third quarter of 2011. As of September 30, 2011 there were approximately $9.0 million of government guaranteed loans recorded of which $5.7 million are secured by agricultural real estate and $3.3 million by commercial real estate. The average maturity of the loans purchased is approximately 10 years. The premiums on the loans are being amortized over a three year period. Management will continue to evaluate DSB's loan portfolio and make additional purchases as deemed appropriate. Management is authorized to invest up to $15 million in government guaranteed loan purchases.

The allowance for loan losses decreased approximately $0.3 million during the first nine months of 2011. Provisions of $0.5 million were added to the allowance in the first nine months of 2011 and were offset by net charge-offs of $0.8 million during the period. The allowance equals 2.21% of total loans as of September 30, 2011 compared to 2.29% at December 31, 2010. Nonaccrual loans totaled $8.2 million at September 30, 2011, a decrease of approximately $0.4 million compared to December 31, 2010. The following table sets forth nonaccrual loans by major category:
	September 30	December 31,
$(000)s	2011	2010
Secured By Real Estate:
Residential	$1,620	$2,042
Agricultural	246	0
Commercial	3,832	5,673
Construction	1,724	402
Subtotal Real Estate Loans	7,422	8,117
Secured by commercial assets	508	227
Secured by agricultural assets	0	116
Secured by other assets	233	173
TOTAL	$8,163	$8,633

DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.48% at September 30, 2011, compared to 3.04% at year-end 2010. As of September 30, 2011, management had identified $39.8 million of potential problem loans compared to $44.1 million at year-end 2010. Loan quality continues to be a concern and improving the portfolio is the primary focus for management. DBI has no accruing loans that are past due 90 days or more.

DBI's investment in other real estate (property acquired through foreclosure or in satisfaction of loans) increased $1.0 million in the first nine months of 2011. At September 30, 2011 the balance in other real estate was comprised of five commercial real estate properties totaling $1.4 million, three construction/land development properties totaling $0.4 million and two residential real estate properties with an estimated value of $0.1 million. This compares to the eleven parcels held at year-end 2010 consisting of $0.5 million in residential real estate, $0.3 million in commercial real estate and $0.1 million construction/land development properties.

The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate:
	September 30, 2011		December 31, 2010
		% of Total		% of Total
(In thousands)	Amount	Loans	Amount	Loans

Nonaccrual Loans (1)	$8,163	2.8%	$8,633	2.9%
Restructured Accruing Loans	5,466	1.8%	4,642	1.5%
Accruing Loans Past Due
90 Days or More	0	0.0%	0	0.0%
Total	$13,629	4.6%	$13,275	4.4%
Other Real Estate	$1,895		$864

(1) Includes restructured loans of $2.1 million and $1.3 million as of September 30, 2011 and December 31, 2010, respectively.

Total deposits declined $5.3 million at September 30, 2011 compared to balances at December 31, 2010. This decrease is largely attributable to the loss of a large, short-term corporate deposit during the first quarter of 2011, as discussed more fully below. Noninterest-bearing deposits increased by $3.2 million, or 8.5%, during the first nine months of 2011.

Interest-bearing deposits fell $8.5 million between December 31, 2010 and September 30, 2011. NOW accounts declined $10.0 million, or 33.3% since year-end 2010 due to the decline in one large corporate customer's balance. The customer deposited $10.0 million on December 31, 2010 and subsequently withdrew those funds within three weeks. Certificates of deposit fell $10.1 million, or 8.5%, during the first nine months of 2011, while money market accounts increased $10.1 million, or 8.9%, during this period. Given the current interest rate environment, there has been a shift away from certificates of deposit into money market accounts as customers are reluctant to lock into a rate at this time. DBI's money market rates are comparable to its rates for short-term certificates of deposit.

Interest-bearing deposits consisted of the following:
(In thousands)	9/30/2011	12/31/2010
NOW accounts	$20,028	$30,034
Savings accounts	21,236	19,676
Money market accounts	123,542	113,472
Certificates of deposit	109,237	119,352
TOTAL	$274,043	$282,534

Short-term borrowings decreased $2.3 million or 16.4% as of September 30, 2011 compared to December 31, 2010 due to lower loan volume for DACC which resulted in a decline in the balance drawn on DACC's line of credit during 2011. Long-term borrowings decreased $1.6 million during the same period due to normal loan maturities.

Capital Resources

Stockholders' equity increased by $2.1 million to $56.0 million as of September 30, 2011 from December 31, 2010 due primarily to earnings for the period of $2.6 million and a decrease in other comprehensive loss of $0.3 million that were partially offset by the dividend payment of $0.9 million. As of September 30, 2011 DBI's leverage ratio was 13.7%, its risk-based core capital ratio was 18.2% and its risk-based total capital ratio was 19.5%. As of September 30, 2011, DSB's leverage ratio was 10.8% and its risk-based total capital ratio was 16.1%. DBI and DSB continue to maintain capital levels well above regulatory minimum levels established for "well-capitalized" institutions. DBI believes its and DSB's capital positions as of September 30, 2011 are adequate under current economic conditions.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet its needs. DBI maintains liquid assets and established lines of credit to meet its liquidity needs. DBI's Board of Directors annually approves a Consolidated Contingent Liquidity Plan, which reviews the sources and uses of liquidity for DBI, DSB and DACC. Cash, cash equivalents and federal funds sold decreased $6.0 million or 17.2% to $29.2 million during the first nine months of 2011 primarily due to the reduction in deposits of $5.3 million. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows.

In addition to on-balance sheet sources of funds, DBI also has off-balance sheet sources available to meet liquidity needs. Specifically, DBI has unused lines of credit of $52.3 million as of September 30, 2011. This includes a $20.0 million line of credit with the Federal Reserve Bank that was established in 1999. DSB has not borrowed on this line. DBI also has $73.5 million of eligible loans and securities that could be pledged to increase its available credit. Management believes DBI's and DSB's liquidity positions as of September 30, 2011 are adequate under current economic conditions.

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
	Contract or
	Notional Amount	Secured
(In thousands)	September 30, 2011	Portion
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$50,977	$46,255
Standby letters of credit and financial guarantees written	1,864	1,864

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2011, DBI did not sell any equity securities which were not registered under the Securities Act of 1033, as amended, or repurchase any of its equity securities.

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

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements tagged as blocks of text. *

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENMARK BANCSHARES, INC.

Date: November 2, 2011 /s/ John P. Olsen

John P. Olsen

President and CEO

Date: November 2, 2011 /s/ Dennis J. Heim

Dennis J. Heim

Vice President, CFO and Treasurer