Form 10-K
period 2011-12-31
DENMARK BANCSHARES INC
filed 2012-03-20
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (920) 863-2161

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _ No X

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

___ Large accelerated filer Accelerated filer

___ Non-accelerated filer (Do not check if a smaller reporting company) _X_Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 was $47,670,230 (110,861 shares at $430 per share, which is equal to the last sales price of shares sold during the registrant's second fiscal quarter, according to information available to the registrant). As of February 17, 2012, there were 118,917 shares of the registrant's Common Stock (no par value) issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Documents*	Part of Form 10-K into Which Portions of Documents are Incorporated
Annual Report to Shareholders for the fiscal year ended December 31, 2011	Parts II and IV
Proxy Statement for Annual Meeting of Shareholders on April 24, 2012	Part III
*Only the portions of documents specifically listed herein are to be deemed incorporated by reference.

DENMARK BANCSHARES, INC.

PART I

ITEM 1. BUSINESS

History and General Business of Denmark Bancshares, Inc.

Denmark Bancshares, Inc. ("DBI") was formed in 1983 as a Wisconsin bank holding company for the purpose of acquiring and holding the Common Stock of Denmark State Bank ("DSB"). The holding company was formed to allow DSB to expand its line of financial products, enabling it to compete with other financial institutions. DBI acquired DSB in 1983 through an exchange offer for shares of DSB. DBI's subsidiaries are DSB, Denmark Agricultural Credit Corporation ("DACC"), and DBI Properties, Inc. DACC was formed in 1986 and engages in certain types of agricultural lending activities. DBI Properties, Inc. was created in 2009 for the purpose of holding acquired real estate properties for resale. Unless the context otherwise requires, when used herein the term "DBI" refers to Denmark Bancshares, Inc. and all of its subsidiaries.

Securities and Exchange Commission Availability of Filings on Company Web Site

DBI electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Current Report) and Schedule 14A (Proxy Statement). DBI may file additional forms including amendments to these forms. The SEC maintains an Internet site, www.sec.gov, which contains annual reports, proxies, information statements, and other information of all issuers, including DBI, which file electronically with the SEC.  Additionally, DBI's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K filed with the SEC, plus additional shareholder information are available free of charge on DSB's website, www.denmarkstate.com/inv_relations.htm, as soon as reasonably practical after the reports are filed electronically with SEC.

DSB

DSB offers a full line of retail banking services, including checking, time deposits of various types, loans for business, agri-business, real estate and personal use, and other miscellaneous banking services. DSB employs an experienced investment representative who provides financial planning and sells annuities, mutual funds and other investment securities. DSB has six offices, serving primarily Brown, Kewaunee, Manitowoc and Outagamie Counties. DSB also has seven automated teller machines at various locations throughout its market area. DSB also offers home and business banking 24 hours a day via telephone or online through a secure web site. These services allow customers to open deposit accounts, apply for loans, transfer funds between accounts and inquire about their balances or recent transaction activity, as well as provide information about current interest rates.

No significant portion of the loan portfolio of DSB is concentrated in one individual or group of individuals, and management believes that the portfolio's industry weighting is prudent. Seasonal factors do not materially affect the size or quality of the loan portfolio of DSB. Set forth below is a schedule of the concentration of DBI's loans, including loans of DSB and DACC, at December 31, 2011:
	Year Ended December 31,
	2011	2010	2009	2008	2007
(In thousands)
Real Estate - Residential	$72,656	$77,984	$86,975	$93,693	$95,108
Real Estate - Commercial	60,865	68,224	58,242	53,828	59,169
Real Estate - Agricultural	78,768	71,782	54,661	47,405	43,445
Real Estate - Construction	11,655	12,793	15,737	20,200	22,723
Commercial	35,178	32,507	27,310	34,172	33,241
Agricultural	27,661	24,726	42,164	41,249	39,582
Consumer and other	11,049	11,339	11,544	10,234	9,368
TOTAL	$297,832	$299,355	$296,633	$300,781	$302,636

DBI offers a broad range of loans to individuals, businesses and farmers in its primary service area. DBI does not lend to foreign borrowers. Loans secured by agricultural-related real estate represent DBI's largest category of loans. These loans, as well as loans secured by commercial real estate can be amortized up to 25 years and generally require a minimum down payment of 20% in cash or other collateral. Loans secured by commercial and agricultural real estate generally entail more risk than loans secured by residential real estate. These loans typically involve larger balances to single borrowers. Repayment of the loan is usually dependent on the cash flow and success of the business occupying the property. The value of the real estate may be impacted by environmental issues or by supply and demand conditions in the market for commercial and retail space. DBI tries to mitigate this by requiring an environmental questionnaire and appraisals for all loans in excess of $1 million and by requiring a higher initial down payment. DBI also requires that the borrower submit annual financial information or more regularly, as considered appropriate.

Residential real estate loans consist primarily of first lien mortgages on one-to-four family residential properties and represent DBI's second largest category of loans. These loans, which are typically amortized up to 30 years, are written primarily at fixed rates for one, three or five years. At the end of the term, the loan may be extended with payments based on interest rates prevailing at that time. A down payment of at least 20% is generally required for loan approval. DBI also makes home equity loans for a variety of purposes including education expenses, automobile purchases, debt consolidation, home improvements and other needs with flexible repayment terms.

Loans secured by construction real estate consist primarily of loans related to one-to-four family residential development. Construction loans generally have terms up to one year and do not require amortization of the loan balance during the term. Construction loans present a higher degree of risk than permanent real estate loans. A borrower's ability to complete construction may be affected by a variety of factors such as cost overruns and construction delays caused by adverse weather conditions, contractor delays or other problems. DBI generally requires a minimum down payment of 20% in cash or other collateral.

Commercial and agricultural loans consist of secured loans to fund seasonal fluctuations, as well as to purchase equipment, livestock, vehicles, and other fixed assets. These loans may be structured as term loans or as revolving lines of credit. The term loans generally have a repayment schedule of up to seven years. The revolving lines of credit are generally secured by accounts receivable, inventory or other business assets. Revolving lines of credit are generally reviewed on an annual basis and usually require substantial repayment of principal during the course of the year. In addition to securing these loans with business and farm assets, DBI often obtains personal guarantees from principals of the borrower. DBI normally requires a minimum down payment of at least 25% in cash or other collateral for these loans.

Consumer and other loans consist of a wide variety of loans, both secured and unsecured, to individuals for an array of personal needs. These loans include installment, single payment notes, overdraft protection lines of credit and credit card loans.

Denmark Agricultural Credit Corporation

DACC commenced business in 1986 to provide a source of funds for farm loans and to provide a source of liquidity for DSB. As of December 31, 2011, DACC had a $30 million line of credit from AgriBank, FCB. DACC originates loans and purchases loans from DSB and other financial institutions. As of December 31, 2011, DACC held agricultural loans totaling $26.0 million. In 2011 the net income of DACC represented 18.2% of the consolidated net income of DBI.

DBI Properties, Inc.

DBI Properties, Inc. was formed in February 2009 for the purpose of holding certain foreclosed properties. As of December 31, 2011, this subsidiary did not hold any parcels in other real estate. The one commercial real estate loan that was outstanding for $1,080,000 as of December 31, 2010 was paid off during 2011.

Areas Serviced by DBI; Competition

DBI serves Brown, Kewaunee, Manitowoc and Outagamie Counties, Wisconsin, including the villages of Denmark, Bellevue, Maribel, Reedsville, Whitelaw and Wrightstown. The local economy of the areas served is based on agriculture and light industry, but the extended service area has a generally diversified economy. The local economic conditions prevailing at year-end varied by county but each county experienced lower unemployment than one year earlier and generally lower than the national unemployment rate of 8.5%. As of December 2011, the unemployment rate in Brown County, DBI's primary market, was 6.1% compared to 6.1%, 7.2% and 6.1% for Kewaunee, Manitowoc and Outagamie Counties, respectively. Brown County continued to experience a slow housing market reporting 2,106 home sales in 2011 compared to 2,692 in 2007. Brown County home sales were 2,103, 2,382 and 2,343 during 2010, 2009 and 2008, respectively. The 2011 median price of a home in Brown County decreased to $137,000, compared to $139,000, $145,000 and $147,000 during 2010, 2009 and 2008, respectively. Brown County's statistics were comparable to the statewide results for Wisconsin, which experienced a 0.3% increase in the number of home sales and a 6% drop to $132,000 in the median sales price. The number of home sales in Wisconsin in 2009 benefited from the first-time home buyers credits, which expired early in 2010.

Most of DBI's loans are to businesses and individuals in Wisconsin (and, more specifically, in its four-county geographic area) and any general adverse change in the economic conditions prevailing in those areas could reduce DBI's growth rate, impair its ability to collect loans or attract deposits, and generally have an adverse impact on its results of operations and financial condition. If those areas experience adverse economic, political or business conditions, DBI would likely experience higher rates of loss and delinquency on its loans than if its loans were more geographically diverse.

The Wisconsin agricultural economy was very strong in 2011, with net farm income estimated at a record $2.4 billion. This represented an increase of about $350 million from 2010 and three times higher than the $800 million recorded in 2009. Wisconsin dairy farmers earned about $4 per hundredweight more on their milk checks but also incurred higher feed bills in 2011. According to a report by the Wisconsin Department of Agricultural and Applied Economics at the University of Wisconsin-Madison and the Cooperative Extension of the University of Wisconsin, milk prices averaged about $20 per hundredweight in 2011 compared to averages of $16, $13 and $19 for the years 2010, 2009, and 2008, respectively. The number of Wisconsin dairy farms has significantly declined from more than 21,800 in 1999 to approximately 11,800 currently in operation. One year earlier there were 12,800 licensed dairy herds in Wisconsin. Larger dairy units have replaced many of the smaller family farms and the average herd size is now 108 dairy cows compared to 99 one year earlier. As a result, DBI has a smaller pool of agricultural borrowers to lend to while competing with a similar number of agricultural lenders. Despite this, DBI has been able to increase its agricultural lending.

The financial services industry is highly competitive. DBI faces intense competition from financial institutions in Denmark and surrounding markets, and from non-bank financial institutions, such as mutual funds, brokerage firms and insurance companies that have aggressively expanded into markets traditionally served by banks. Many of DBI's non-bank competitors are not subject to the same degree of regulation as is imposed on bank holding companies and federally-insured banks. As a result, such non-bank competitors may have advantages over DBI in providing certain services. DBI also competes indirectly with regional and national financial institutions, many of which have greater liquidity, lending limits, access to capital and market recognition, resources and banking experience than DBI.

Employees of DBI

At December 31, 2011, DSB had 93 total employees, 72 of whom were full time. DBI considers its relationship with its employees to be excellent.

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

Risks Related to DBI's and DSB's Business

Bank Holding Company Regulation. As a registered bank holding company, DBI is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act requires every bank holding company to obtain the prior approval of the Board of Governors of the Federal Reserve (the "Board") before it may merge with or consolidate into another bank holding company, acquire substantially all the assets of any bank, or acquire ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank.

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

Depository Institution Regulation. As a state-chartered institution, DSB is subject to regulation, supervision and examination by the Division. Deposits of DSB are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC") and, as a result, DSB is also subject to regulation, supervision and examination by the FDIC.

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

Dividends. The Board's policy is that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition, and that it is inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, a bank that is classified under the prompt corrective action regulations as "undercapitalized" will be prohibited from paying any dividends.

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

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in stock or other securities of the bank holding company and on the taking of such stock or securities as collateral for loans to any borrower.

Community Reinvestment Act. The Community Reinvestment Act includes provisions under which the federal bank regulatory agencies must consider, in connection with applications for certain required approvals, including applications to acquire control of a bank or holding company or to establish a branch, the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities, including those of low and moderate-income borrowers.

Capital Adequacy. The FDIC has issued risk-based and leverage capital guidelines applicable to state-chartered financial institutions such as DSB. In addition, the FDIC may from time to time require that such banks maintain capital above the minimum levels, based on their financial condition or actual or anticipated growth.

The FDIC's risk-based guidelines establish a two-tier capital framework. Tier 1 capital generally consists of common stockholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and noncontrolling interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles. Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance, and unrealized holding gains on certain equity securities. The sum of Tier 1 and Tier 2 capital represents qualifying total capital, at least 50% of which must consist of Tier 1 capital.

Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk weights, based primarily on relative credit risk. For banks, generally the minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. DSB's Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2011 were 14.76% and 16.02%, respectively.

The FDIC's leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets. The minimum leverage ratio is 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks generally are required to maintain a leverage ratio of at least 4%. At December 31, 2011, DSB had a leverage ratio of 10.72%.

In December 2010 and January 2011, the Basel Committee on Banking Supervision (the "Basel Committee") published the final texts of reforms on capital and liquidity generally referred to as "Basel III." Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including DSB.

Among the most significant provisions of Basel III concerning capital are the following:

  A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.

  A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.

  A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period.

  An additional countercyclical capital buffer to be imposed by applicable banking regulators periodically at their discretion, with advance notice.

  Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

  Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

  Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities.

  For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulatory. A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector. The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio ("LCR") and a net stable funding ratio ("NSFR"). The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a sever liquidity stress scenario. The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year time horizon. Although Basel III is described as a "final text," it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United State banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks requiring their risk-based capital to meet the higher of the minimum requirements under advanced approaches of earlier Basel guidelines or under the risk-based capital rules generally applicable to United States banks.

Prompt Corrective Action. FDICIA, among other things, establishes five tiers of capital requirements: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The FDIC has adopted regulations, which define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier I risk-based capital ratio (Tier I Capital to risk-weighted assets) of 6% or greater, and a Tier I leverage capital ratio (Tier I Capital to total assets) of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. The other categories are identified by descending levels of capitalization. Undercapitalized banks are subject to growth limitations and are required to submit a capital restoration plan. If an undercapitalized bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." Significantly undercapitalized banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. DSB currently exceeds the regulatory definitions of a well capitalized financial institution.

USA PATRIOT ACT. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA PATRIOT Act"), provides the federal government with additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. by way of amendments to the Bank Secrecy Act ("BSA"), the USA PATRIOT Act puts in place measures intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions.

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

Federal Deposit Insurance Reform. The FDIC currently maintains the Deposit Insurance Fund (the "DIF"), which was created in 2006 in the merger of the Bank Insurance Fund and the Savings Association Insurance Fund. The deposit accounts of DSB are insured by the DIF to the maximum amount provided by law. The general insurance limit is $250,000, but for non-interest bearing transaction accounts, there is unlimited insurance coverage until January 1, 2013. This insurance is backed by the full faith and credit of the United States Government.

The FDIC assesses deposit insurance premiums on each insured institution quarterly based on annualized rates for one of four risk categories. Under the rules in effect through March 31, 2011, these rates were applied to the institution's deposits. A range of initial base assessment rates applied to each of the four risk categories, subject to adjustment based on an institution's unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments ranged from as low as 7 basis points for the lowest risk category to as high as 77.5 basis points for the highest risk category.

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the FDIC has adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution's total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits. Under these rules, an institution with total assets of less than $10 billion will be assigned to a risk category as described above, and a range of initial base rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in the lowest risk category, adjustment upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates. Total base assessment rates range from as low as 2.5 basis points for the lowest risk category to as high as 45 basis points for the highest risk category, all subject to further adjustment upward if the institution holds more than a de minimum amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the DIF. These assessments will continue until the Financing Corporation bonds mature in 2019.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue to operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of DSB does not know of any practice, condition or violation that might lead to termination of its deposit insurance.

On November 12, 2009, the FDIC adopted regulations that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012, along with their quarterly risk-based assessment for the fourth quarter of 2009. The FDIC collected DSB's pre-paid assessments amounting to $1.8x million on December 30, 2009.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio ("DRR"), that is, the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. The FDIC has not yet announced how it will implement this offset.

On November 9, 2010 and January 18, 2011, the FDIC (as mandated by the Dodd-Frank Act) adopted rules providing for unlimited deposit insurance for traditional noninterest-bearing transaction accounts and IOLTA accounts for two years starting December 31, 2010. This coverage applies to all insured depository institutions, and there is no separate FDIC assessment for the insurance. Furthermore, this unlimited coverage is separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at an insured depository institution.

Regulatory Reform. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act (as amended) implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

  Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and certain others, including the examination and enforcement powers with respect to any bank with more than $10 billion in assets and its affiliates, and the power to prohibit unfair, deceptive or abusive acts or practices.

  Restrict the preemption of state consumer financial protection law by federal law.

  Require new capital rules.

  Change the assessment base for federal deposit insurance form the amount of insured deposits to consolidated average assets less tangible capital.

  Increase the minimum ratio of net worth to insured deposits of the DIF from 1.15% to 1.35% and require the FDIC, in setting assessments, to offset the effect of the increase on institutions with assets of less than $10 billion.

  Provide for new disclosure and other requirements relating to executive compensation and corporate governance including guidelines or regulations on incentive-based compensation and a prohibition on compensation arrangements that encourage inappropriate risks or that could provide excessive compensation.

  Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions (later legislation extended this unlimited coverage to IOLTA accounts until January 1, 2013).

  Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

  Allow de novo interstate branching by banks.

  Give the Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Board has rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs.

  Require all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

  Restrict proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds. This restriction is commonly referred to as the "Volcker Rule."

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

DBI Properties, Inc.

DBI Properties is subject to various regulations governed by the Board.

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

Risks Related to DBI's Business

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

DBI Relies on Dividends From Its Subsidiaries for Most of its Revenue

DBI is a holding company with no significant operations of its own. Accordingly, the primary source of revenue and funds for DBI to pay dividends to its shareholders is dividends DSB and other subsidiaries pay to DBI. DBI's subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts to DBI, whether by dividends, loans or other payments. The ability of DBI's subsidiaries to pay dividends or make distributions to DBI, and accordingly, DBI's ability to pay dividends on its common stock, will depend on the earnings, capital requirements and general financial condition of the subsidiaries and, in the case of DSB, on regulatory limitations. See "Item 1. Description of Business - Supervision and Regulation - DSB." If DBI does not receive adequate distributions from its subsidiaries, then it may not be able to make or may have to reduce dividend payments on its common stock.

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

DBI's Concentration in Agricultural-Related Loans May Adversely Impact DBI's Results if the Economy Worsens

DBI has a concentration of agricultural-related loans amounting to approximately 36% of total loans as of December 31, 2011. The factors that influence the agricultural economy are complex and difficult to predict. These factors include, among other things, (i) the weather's effect on feed quality and quantity; (ii) the effect of governmental support programs on feed grain and dairy prices; (iii) import and export markets, including the effects of international trade regulations and tariffs; (iv) energy costs as they relate to fuel and fertilizer costs; (v) interest rates; (vi) supply and demand for feed grain and dairy; and (vii) market fluctuations created by consumer reaction to animal health issues. If agricultural conditions become unfavorable in Wisconsin, the businesses of DBI's agricultural clients and their ability to repay outstanding loans may be negatively affected. As a consequence, DBI's results of operations and financial condition may be adversely affected.

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

Significant Competition May Limit DBI's Potential for Success

The financial services industry is highly competitive. DBI faces intense competition from financial institutions in Denmark, Wisconsin and surrounding markets, and from non-bank financial institutions, such as mutual funds, brokerage firms and insurance companies that have aggressively expanded into markets traditionally served by banks. Many of DBI's non-bank competitors are not subject to the same degree of regulation as are imposed on bank holding companies, federally insured banks and Wisconsin-chartered state banks. As a result, such non-bank competitors may have advantages over DBI in providing certain services. DBI also competes indirectly with regional and national financial institutions, many of which have greater liquidity, lending limits, access to capital and market recognition, resources and banking experience than DBI.

The Recent Repeal of Federal Prohibitions on Payment of Interest on Demand Deposits Could Increase DBI's Interest Expense

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repeaoled as part of the Dodd-Frank Act beginning on July 21, 2011. As a result, some financial institutions have commenced offering interest on demand deposits to compete for customers. DBI does not yet know what interest rates other institutions may offer as market interest rates begin to increase. DBI's interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on DBI's business, financial condition and results of operations.

DBI May Need to Raise Additional Capital in the Future, and Such Capital May Not Be Available When Needed or at All

DBI may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs, particularly if its asset quality or earnings were to deteriorate significantly. DBI's ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of its control, and its financial performance. Economic conditions and the loss of confidence in financial institutions may increase DBI's cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Board.

DBI cannot assure that such capital will be available on acceptable terms, or at all. Any occurrence that may limit DBI's access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of DSB or counterparties participating in the capital markets, may adversely affect DBI's capital costs and its ability to raise capital and, in turn, its liquidity. Moreover, if DBI needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on DBI's businesses, financial condition and results of operations.

DBI's Controls and Procedures May Fail or Be Circumvented

Management regularly reviews and updates DBI's internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of DBI's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on DBI's business, results of operations and financial condition.

DBI is Subject to Liquidity Risk

DBI requires liquidity to meet its deposit and debt obligations as they come due. DBI's access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or economy generally. Factors that could reduce its access to liquidity sources include a downturn in the Wisconsin market, difficult credit markets or adverse regulatory actions against DBI. DBI's access to deposits may also be affected by the liquidity needs of its depositors. In particular, a substantial majority of DBI's liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days' notice, while by comparison, a substantial portion of its assets are loans, which cannot be called or sold in the same time frame. Although DBI has historically been able to replace maturing deposits and advances as necessary, it might not be able to replace such funds in the future, especially if a large number of its depositors sought to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could have a material adverse effect on DBI's financial condition and results of operations.

Loss of Key Personnel Could Adversely Impact DBI's Results

DBI's and DSB's success has been and will be greatly influenced by their continuing ability to retain the services of their existing senior management and, as they expand, to attract and retain additional qualified senior and middle management. DBI entered into nonqualified deferred compensation agreements with Carl T. Laveck, Chief Credit Officer of DSB, and John P. Olsen, Chief Executive Officer and President of DBI, to discourage them from leaving before January 2014. DBI has not entered into any other employment agreements or other contractual arrangements with its key personnel. The unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on DBI's and DSB's business and financial results.

DBI's Information Systems May Experience an Interruption or Breach in Security

DBI relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in DBI's customer relationship management, general ledger, deposit, loan and other systems. While DBI has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches of DBI's information systems will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of DBI's information systems could damage DBI's reputation, result in a loss of customer business, subject DBI to additional regulatory scrutiny, or expose DBI to civil litigation and possible financial liability, any of which could have a material adverse effect on DBI's financial condition and results of operations.

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

DBI is Subject to Environmental Liability Risk Associated With Lending Activities

A significant portion of DBI's loan portfolio is secured by real property. During the ordinary course of business, DBI may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, DBI may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require DBI to incur substantial expenses and may materially reduce the affected property's value or limit DBI's ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase DBI's exposure to environmental liability. Although DBI has policieis and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on DBI's financial condition and results of operations.

Risks Associated with DBI's Common Stock

The Trading Volume in DBI's Common Stock Is Less Than That of Other Larger Financial Services Companies

The trading volume in DBI's common stock is very thin and significantly less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of DBI's common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which DBI has not control. Given the lower trading volume of DBI's common stock, it may be difficult to resell your shares of DBI common stock when you want and at prices you find attractive. Furthermore, significant sales of DBI's common stock, or the expectation of these sales, could cause DBI's stock price to fall.

An Investment in DBI's Common Stock Is Not an Insured Deposit

DBI's common stock is not a bank deposit and, therefore, its not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in DBI's common stock is inherently risky for the reasons described in this "Risk Factors" section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire DBI's common stock, you could lose some or all of your investment.

Certain Banking Laws May Have an Anti-Takeover Effect

Provisions of the federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire DBI, even if doing so would be perceived to be beneficial to DBI's shareholders. These provisions effectively inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of DBI's common stock.

DBI May Not Be Able to Continue to Pay Dividends On Its Common Stock in the Future

Holders of DBI common stock are only entitled to receive such dividends as its board of directors may declare out of funds legally available for such payments. Although DBI has historically declared cash dividends on its common stock, it is not required to do so and may reduce or eliminate its common stock dividend in the future. This could adversely affect the market price of DBI's commons tock. Also, DBI is a bank holding company, and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Board regarding capital adequacy and dividends.

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. PROPERTIES

The following table sets forth certain information relating to DBI's corporate offices and other facilities, all of which are owned by DBI:

Location	Approximate Square Feet	Principal Uses
Denmark	21,000	Principal corporate and banking offices
Bellevue	9,800	Branch bank
Maribel	1,900	Branch bank
Maribel	3,400	Space available for lease
Reedsville	3,600	Branch bank
Whitelaw	3,500	Branch bank
Wrightstown	3,600	Branch bank
Wrightstown	7,100	Leased to an unaffiliated third party
Denmark	5,000	Retail investments, private banking and accounting department

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

ITEM 4. MINE SAFETY DISCLOSURES

N/A

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

Unregistered Sales of Equity Securities and Use of Proceeds

DBI did not sell any of its securities without registration during the past three years or repurchase any of its securities during the fourth quarter of 2011.

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

ITEM 7A. quantitative and qualitative disclosures about market risk

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, including the notes thereto and the Report of Independent Registered Public Accounting Firm, required by this item are contained in the sections captioned "Consolidated Financial Statements" and "Notes to the Consolidated Financial Statements" in the 2011 Annual Report and are incorporated herein by reference. The supplementary data required by this item is contained in the section captioned "Selected Financial Information" under the heading "Quarterly Financial Information".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures as of December 31, 2011. Based on that evaluation, management believes that DBI's disclosure controls and procedures as of the end of the 2011 fiscal year are effective in ensuring that information required to be disclosed by DBI in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting is on page 8 of the 2011 Annual Report and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no significant changes in DBI's internal control over financial reporting that occurred during the fourth quarter of 2011 that could significantly affect these controls subsequent to the date of management's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B. other information

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions "Proposal I - Election of Directors," "Section 16 (a) Beneficial Ownership Reporting Compliance," "Code of Ethics," "Corporate Governance" and "Audit Committee Report" in DBI's proxy statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in DBI's proxy statement for the 2012 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Voting Securities and Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in DBI's proxy statement for the 2012 Annual Meeting of Shareholders, which contains information concerning this item under the captions "Transactions With Related Persons" and "Corporate Governance," is incorporated herein by reference.

Item 14. PRINCIPAL accountant fees and services

The information in DBI's proxy statement for the 2012 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Ratification of Selection of Independent Registered Public Accountants," is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. and 2. Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are contained in the Annual Report to Shareholders:

Selected Financial Information

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2011 and 2010

Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

  3. Exhibits"

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation [Incorporated by reference to Exhibit 3.1 to DBI's report on Form 10-Q for the quarter ended June 30, 2002]

3.2	Third Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.2 to DBI's report on Form 8-K dated February 21, 2012]

10.1*	Deferred Compensation Agreement with Carl T. Laveck [Incorporated by reference to Exhibit 10.1 to DBI's report on Form 8-K dated February 10, 2009]

10.2*	Deferred Compensation Agreement with John P. Olsen [Incorporated by reference to Exhibit 10.1 to DBI's report on Form 8-K dated April 6, 2010]
11.1	Statement Re Computation of Per Share Earnings

13.1	Annual Report to Shareholders for the Fiscal Year Ended December 31, 2011, to the extent incorporated herein by reference

21.1	List of Subsidiaries

23.1	Consent of Wipfli LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements tagged as blocks of text.

* A management contract or compensating plan or arrangement.

** As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of

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

Date: February 21, 2012

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
February 21, 2012

INDEX TO EXHIBITS

DENMARK BANCSHARES, INC.

FORM 10-K

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation [Incorporated by reference to Exhibit 3.1 to DBI's report on Form 10-Q for the quarter ended June 30, 2002]

3.2	Third Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.2 to DBI's report on Form 8-K dated February 21, 2012]

10.1*	Deferred Compensation Agreement with Carl T. Laveck [Incorporated by reference to Exhibit 10.1 to DBI's report on Form 8-K dated February 10, 2009]

10.2*	Deferred Compensation Agreement with John P. Olsen [Incorporated by reference to Exhibit 10.1 to DBI's report on Form 8-K dated April 6, 2010]
11.1	Statement Re Computation of Per Share Earnings

13.1	Annual Report to Shareholders for the Fiscal Year Ended December 31, 2010, to the extent incorporated herein by reference

21.1	List of Subsidiaries

23.1	Consent of Wipfli LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements tagged as blocks of text.

* A management contract or compensating plan or arrangement.

** As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of

Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.