Form 10-Q
period 2012-03-31
DENMARK BANCSHARES INC
filed 2012-05-04
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 4, 2012, there were 118,568 shares of the registrant's common stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2012

Page No.

PART I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Financial Condition 3

Consolidated Statements of Income 4

Consolidated Statements of Comprehensive Income 5

Consolidated Statements of Changes in Stockholders' Equity 5

Consolidated Statements of Cash Flows 6

Notes to Consolidated Financial Statements 7

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations 21

Item 3. Quantitative and Qualitative Disclosures About Market Risk 28

Item 4. Controls and Procedures 28

PART II. Other Information

Item 1A. Risk Factors 28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 29

Item 6. Exhibits 29

Signatures 30

Item 1. Financial Statements

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$20,306,017	$21,905,812
Federal funds sold	7,158,000	20,187,000
Investment securities available-for-sale, at fair value	76,787,355	67,610,693
Loans	301,606,123	297,832,116
Allowance for credit losses	(6,603,188)	(6,578,087)
Net loans	$295,002,935	$291,254,029
Loans held for sale	434,875	485,926
Premises and equipment, net	7,047,443	7,085,783
Other investments, at cost	3,106,696	4,404,811
Accrued interest receivable	1,392,095	1,244,473
Other assets	11,495,737	11,807,370
TOTAL ASSETS	$422,731,153	$425,985,897

Liabilities
Deposits
Noninterest-bearing	$39,594,755	$47,469,622
Interest-bearing	285,327,600	280,323,469
Total Deposits	$324,922,355	$327,793,091

Short-term borrowings	11,208,861	11,558,861
Accrued interest payable	333,690	334,178
Other liabilities	988,381	1,794,808
Long-term debt	28,473,699	28,481,999
Total Liabilities	$365,926,986	$369,962,937
Stockholders' Equity
Common stock, no par value, authorized 640,000 shares; outstanding 118,568 shares at 3/31/12 and 118,917 shares at 12/31/11	$18,173,975	$18,173,975
Treasury stock shares, at cost (2,962 at 3/31/12 and 2,613 at 12/31/11)	(2,272,445)	(2,125,865)
Paid in capital	469,986	469,986
Retained earnings	40,767,444	39,918,706
Accumulated other comprehensive loss	(334,793)	(413,842)
Total Stockholders' Equity	$56,804,167	$56,022,960
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$422,731,153	$425,985,897

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)
	For the Three Months Ended
	March 31,	March 31,
	2012	2011
Interest Income
Loans including fees	$3,786,010	$3,988,583
Investment securities:
Taxable	278,430	244,923
Exempt from federal tax	194,405	324,195
Interest on federal funds sold	4,649	7,469
Other interest income	41,090	53,688
	$4,304,584	$4,618,858
Interest Expense
Deposits	$634,669	$822,348
Short-term borrowings	14,854	29,457
Long-term debt	246,426	251,186
	$895,949	$1,102,991
Net interest income	$3,408,635	$3,515,867
Provision for Credit Losses	150,000	150,000
Net interest income after provision for credit losses	$3,258,635	$3,365,867
Other Income
Service fees and commissions	$307,511	$208,811
Loan sale gains	117,804	79,471
Other	170,323	202,524
	$595,638	$490,806
Other-than-Temporary Impairment Losses, Net
Total other-than-temporary impairment losses	$1,664,868	$916,690
Amount in other comprehensive income, before taxes	(1,631,993)	(892,216)
	$32,875	$24,474
Other Expense
Salaries and employee benefits	$1,579,870	$1,515,154
Occupancy expenses	228,093	245,035
FDIC Insurance	74,463	165,000
Data processing expenses	242,536	198,202
Professional fees	87,650	97,589
Amortization of intangibles	48,098	48,098
Loss on sale of other real estate	59,984	6,520
Other real estate expenses	18,908	79,580
Other operating expenses	199,533	196,792
	$2,539,135	$2,551,970
Income before income taxes	$1,282,263	$1,280,229
Income tax expense	433,525	367,364
NET INCOME	$848,738	$912,865
Per Share
Net income	$7.14	$7.68
Dividends declared	$0.00	$0.00
Weighted average shares outstanding	118,897	118,917

The accompanying notes are an integral part of these financial statements.

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2012	2011
Net income	$848,738	$912,865
Other comprehensive income (loss), net of tax
Unrealized gains on securities
Unrealized holding gains (losses) arising during period	194,109	(181,659)
Plus: Reclassification adjustment for losses included in net income	32,875	24,474
Other comprehensive income (loss)	226,984	(157,185)
Income tax (expense) benefit related to items of other comprehensive income	(147,935)	50,050
Other comprehensive income (loss), net of tax	$79,049	($107,135)
Comprehensive income	$927,787	$805,730

Denmark Bancshares, Inc.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Common Stock				Accumulated
					Other
			Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance, December 31, 2011	118,917	$16,048,110	$469,986	$39,918,706	($413,842)	$56,022,960
Comprehensive income
Net income				848,738		848,738
Other comprehensive income, net of tax
Change in unrealized loss on securities available-for-sale,
net of reclassification adjustment					79,049	79,049
Total comprehensive income						$927,787
Treasury stock acquisitions	(349)	(146,580)				(146,580)
Balance, March 31, 2012	118,568	$15,901,530	$469,986	$40,767,444	($334,793)	$56,804,167

The accompanying notes are an integral part of these financial statements.

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$848,738	$912,865
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	94,782	104,123
Provision for credit losses	150,000	150,000
Amortization of intangibles	48,098	48,098
Gains on sales of loans	(117,804)	(79,741)
Loss on sale of other real estate	59,984	6,520
Loss on investment securities impairment writedowns	32,875	24,474
Amortization of bond premium	175,636	103,464
Accretion of bond discount	(20,196)	(60,630)
Mortgage loans originated for sale	(7,695,636)	(7,517,838)
Proceeds from sale of mortgage loans	7,863,777	4,082,962
Income from bank owned life insurance	(66,299)	(66,000)
Increase in interest receivable	(147,622)	(154,827)
(Decrease) increase in interest payable	(488)	1,162
Other, net	68,286	(41,627)
Net Cash Provided by (Used in) Operating Activities	$1,294,131	($2,486,995)
Cash Flows from Investing Activities:
Maturities and sales of available-for-sale securities	$4,773,194	$5,865,794
Purchases of available-for-sale securities	(13,911,187)	(6,974,158)
Net purchases of money market mutual funds	0	(37,682)
Proceeds from sale of FHLB common stock	1,298,115	0
Federal funds sold, net	13,029,000	2,455,000
Proceeds from sale of foreclosed assets	206,350	593,279
Net (increase) decrease in loans made to customers	(3,995,192)	6,359,211
Capital expenditures	(56,442)	(5,843)
Net Cash Provided by Investing Activities	$1,343,838	$8,255,601
Cash Flows from Financing Activities:
Net decrease in deposits	($2,870,736)	($7,105,967)
Purchase of treasury stock	(146,580)	0
Dividends paid	(862,148)	(862,148)
Debt proceeds	900,000	1,600,000
Debt repayments	(1,258,300)	(1,825,000)
Net Cash Used in Financing Activities	($4,237,764)	($8,193,115)
Net decrease in cash and cash equivalents	($1,599,795)	($2,424,509)
Cash and cash equivalents, beginning	21,905,812	16,917,728
CASH AND CASH EQUIVALENTS, ENDING	$20,306,017	$14,493,219
Noncash Investing Activities:
Loans transferred to foreclosed properties	$97,000	$109,558

Supplemental Cash Flow Disclosures:
Cash paid for interest	$896,529	$821,866
Cash paid for income taxes	425,000	130,980
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

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair market value of securities available-for-sale were as follows:
	March 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government-sponsored agencies	$5,500,000	$10,450	($15,600)	$5,494,850
U.S. Government-sponsored agency MBS	39,628,939	620,228	(51,036)	40,198,131
State and local governments	24,083,233	1,048,271	(136,314)	24,995,190
Residential mortgage-backed securities	8,133,171	24,746	(2,058,733)	6,099,184
	$77,345,343	$1,703,695	($2,261,683)	$76,787,355

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government-sponsored agencies	$3,500,000	$17,050	$0	$3,517,050
U.S. Government-sponsored agency MBS	31,729,409	505,292	(8,172)	32,226,529
State and local governments	24,628,519	1,032,038	(192,058)	25,468,499
Residential mortgage-backed securities	8,537,737	26,590	(2,165,712)	6,398,615
	$68,395,665	$1,580,970	($2,365,942)	$67,610,693

Proceeds of $3.3 million from normal pay-downs, $1.0 million from calls and $0.5 million from maturities were received during the first quarter of 2012. Purchases of $11.1 million of agency mortgage-backed securities ("MBS"), $2.0 million of agencies and $0.8 million of taxable municipals were made during this same period.

The amortized cost and estimated fair values of securities at March 31, 2012, by maturity were as follows:
	Securities Available-for-Sale
		Estimated
	Amortized	Fair
Amounts Maturing	Cost	Value
Within one year	$2,684,867	$2,753,922
From one through five years	40,162,778	39,957,488
From five through ten years	21,450,486	21,216,280
After ten years	13,047,212	12,859,665
	$77,345,343	$76,787,355

MBS are allocated according to their expected prepayments rather than their contractual maturities. Certain state and local governments' securities are allocated according to their put date. Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in the estimated fair value of the securities.

At March 31, 2012, twenty debt securities have unrealized losses with aggregate depreciation of 10.4% from DSB's amortized cost basis. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:
March 31, 2012	Less Than Twelve Months		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
Securities Available for Sale	Losses	Value	Losses	Value
U.S. Government-sponsored agencies	$15,600	$1,984,400	$0	$0
U.S. Government-sponsored agency MBS	51,036	8,879,481	0	0
State and local governments	24,886	1,518,591	111,428	1,875,195
Residential mortgage-backed securities	0	0	2,058,733	5,192,342
Total securities available for sale	$91,522	$12,382,472	$2,170,161	$7,067,537

December 31, 2011	Less Than Twelve Months		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
Securities Available for Sale	Losses	Value	Losses	Value
U.S. Government-sponsored agency MBS	$8,172	$2,388,919	$0	$0
State and local governments	14,144	817,753	177,914	1,808,504
Residential mortgage-backed securities	0	0	2,165,712	5,359,064
Total securities available for sale	$22,316	$3,206,672	$2,343,626	$7,167,568

All securities with unrealized losses are assessed to determine if the impairment is other-than-temporary. Factors that are evaluated include the mortgage loan types supporting the securities, delinquency and foreclosure rates, credit support, weighted average loan-to-value, and year of origination, among others.

Currently, a quarterly analysis by a third party is performed on three residential MBS secured by non-traditional loan types in order to determine whether they are other-than-temporarily impaired ("OTTI"). The purpose of the third party evaluation is to determine if the present value of the expected cash flows is less than the amortized costs, thereby resulting in credit loss, in accordance with the authoritative accounting guidance under FASB ASC Topic 320. The third party determines an estimated fair value for each security based on discounted cash flow analyses. The estimates are based on the following key valuation assumptions - collateral cash flows, prepayment assumptions, default rates, loss severity, liquidation lag, bond waterfall and internal rate of return. Since there is currently no active secondary market for these types of securities due to the non-traditional loan types supporting the securities, these valuations are considered Level 3 inputs as defined in Note 5 - Fair Value Measurement. Additional securities may be analyzed in the future if deemed necessary to determine whether they are OTTI and if so, if any possible credit loss exists.

Two of the three securities supported by non-traditional loan types were previously found to have credit losses since a portion of the unrealized losses is due to an expected cash flow shortfall. As such, these securities were determined to be OTTI. DBI does not intend to sell the investments and it is not more likely than not that DBI will be required to sell the securities before the anticipated recovery of their remaining amortized cost bases, which may be maturity. The analysis on the third security did not reveal any credit loss nor was the security found to be OTTI. The total credit loss that was recognized in earnings through December 31, 2011 was $0.6 million. The analysis performed as of March 31, 2012 resulted in an additional $32,875 of credit loss that was recorded through the income statement during the current period on the two OTTI securities. Unrealized losses on the three securities analyzed by the third party were recognized through accumulated other comprehensive loss on the balance sheet as of March 31, 2012, net of tax, in the amount of $1.2 million.

The unrealized losses on the remainder of the residential MBS are due to the distressed and illiquid markets for collateralized mortgage obligations. The securities are investments in senior tranches with adequate credit support from subordinate tranches, are supported by traditional mortgage loans that originated between 2002 and 2005, have low delinquency and foreclosure rates, and reasonable loan-to-value ratios. DBI does not consider these investments to be OTTI at March 31, 2012.

Changes in credit losses recognized for securities with OTTI were as follows:
	For the Three Months Ended		For the Year Ended
	March 31,		December 31,
	2012	2011	2011
Credit losses recognized in earnings, beginning of period	($637,245)	($432,488)	($432,488)
Credit losses for OTTI not previously recognized	(32,875)	(24,474)	(204,757)
Credit losses recognized in earnings, end of period	($670,120)	($456,962)	($637,245)

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

A loan is impaired when, based on current information and events, it is probable that not all amounts due will be collected according to the contractual terms of the loan agreement. Interest income is recognized in the same manner described above for nonaccrual loans. Further detail on the analysis of impaired loans can be found below in the discussion of the Allowance for Loan Losses, below.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that have been incurred in the loan portfolio. The allowance is based on two basic accounting principles: (1) FASB Accounting Standards Codification (ASC) Topic 310-10 "Receivables - Overall," (formerly FAS 114), which requires that losses be accrued when it is probable that DBI will not collect all principal and interest payments according to the loan's contractual terms, and (2) FASB ASC Topic 450, "Contingencies," (formerly FAS 5), which requires that losses be accrued when they are probable of occurring and estimable. The FFIEC "Interagency Policy Statement on the Allowance for Loan and Lease Losses" provides additional guidance on the allowance methodology.

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

Major categories of loans included in the loan portfolio are as follows:
	March 31,	December 31,
	2012	2011
Real Estate:
Residential	$72,878,120	$72,655,569
Commercial	61,453,156	60,864,761
Agricultural	78,826,886	78,767,692
Construction	11,828,100	11,655,550
	224,986,262	223,943,572

Commercial	38,992,273	35,178,049
Agricultural	27,361,390	27,661,420
Consumer and other	10,266,198	11,049,075
TOTAL	$301,606,123	$297,832,116

The following table presents information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2012 and March 31, 2011:
	Three months ended		Three months ended
	March 31, 2012		March 31, 2011
$(000)s	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance:
Residential Real Estate	$1,601	$4	$930	$7
Commercial Real Estate	2,366	8	1,933	13
Construction & Land Dev	2,264	14	2,590	29
Agricultural Real Estate	0	0	0	0
Commercial	757	2	577	8
Agricultural	0	0	0	0
Consumer	0	0	0	0

With a related allowance:
Residential Real Estate	$1,042	$5	$979	$0
Commercial Real Estate	2,738	7	4,533	0
Construction & Land Dev	2,832	1	1,915	21
Agricultural Real Estate	0	0	0	0
Commercial	41	0	62	0
Agricultural	0	0	116	0
Consumer	143	0	149	0

Total:
Residential Real Estate	$2,643	$9	$1,909	$7
Commercial Real Estate	5,104	15	6,466	13
Construction & Land Dev	5,096	15	4,505	50
Agricultural Real Estate	0	0	0	0
Commercial	798	2	639	8
Agricultural	0	0	116	0
Consumer	143	0	149	0
Total	$13,784	$41	$13,784	$78

The following tables show the investment in impaired loans and the corresponding allowance for those loans as of March 31, 2012 and December 31, 2011:

Impaired Loans
$(000)s		Unpaid
	Recorded	Principal	Related
March 31, 2012	Investment	Balance	Allowance
With no related allowance:
Residential Real Estate	$1,456	$1,594	$0
Commercial Real Estate	2,085	2,359	0
Construction & Land Dev	2,238	2,238	0
Agricultural Real Estate	0	0	0
Commercial	748	795	0
Agricultural	0	0	0
Consumer	0	0	0

With a related allowance:
Residential Real Estate	$945	$1,040	$150
Commercial Real Estate	2,585	2,730	697
Construction & Land Dev	2,831	2,831	579
Agricultural Real Estate	0	0	0
Commercial	37	41	14
Agricultural	0	0	0
Consumer	140	142	127

Total:
Residential Real Estate	$2,401	$2,634	$150
Commercial Real Estate	4,670	5,089	697
Construction & Land Dev	5,069	5,069	579
Agricultural Real Estate	0	0	0
Commercial	785	836	14
Agricultural	0	0	0
Consumer	140	142	127
Total	$13,065	$13,770	$1,567

$(000)s		Unpaid
	Recorded	Principal	Related
December 31, 2011	Investment	Balance	Allowance
With no related allowance:
Residential Real Estate	$805	$841	$0
Commercial Real Estate	1,433	1,698	0
Construction & Land Dev	2,658	2,658	0
Agricultural Real Estate	0	0	0
Commercial	890	935	0
Agricultural	0	0	0
Consumer	43	43	0

With a related allowance:
Residential Real Estate	$1,190	$1,392	$171
Commercial Real Estate	2,482	2,615	721
Construction & Land Dev	2,832	2,832	580
Agricultural Real Estate	0	0	0
Commercial	38	41	14
Agricultural	0	0	0
Consumer	142	144	129

Total:
Residential Real Estate	$1,995	$2,233	$171
Commercial Real Estate	3,915	4,313	721
Construction & Land Dev	5,490	5,490	580
Agricultural Real Estate	0	0	0
Commercial	928	976	14
Agricultural	0	0	0
Consumer	185	187	129
Total	$12,513	$13,199	$1,615

Recorded Investment in Financing Receivables
	March 31,
	2012		2011		December 31, 2011
		Ending Balance		Ending Balance		Ending Balance
		Individually		Individually		Individually
$(000)s	Ending	Evaluated	Ending	Evaluated	Ending	Evaluated
	Balance	for Impairment	Balance	for Impairment	Balance	for Impairment
Residential Real Estate	$72,878	$2,401	$76,730	$1,646	$72,656	$1,995
Commercial Real Estate	61,453	4,670	58,665	6,321	60,865	3,915
Construction & Land Dev	11,828	5,069	12,899	4,497	11,655	5,490
Agricultural Real Estate	78,827	0	69,909	0	78,768	0
Commercial	38,992	785	45,591	665	35,178	928
Agricultural	27,362	0	25,383	116	27,661	0
Consumer	10,266	140	10,362	148	11,049	185
Unallocated	0	0	0	0	0	0
Total	$301,606	$13,065	$299,539	$13,393	$297,832	$12,513

Allowance for Loan Losses

For the Three Months Ended March 31, 2012 and 2011
$(000)s						Ending Balance
	Beginning				Ending	Individually
	Balance				Balance	Evaluated
2012	1/1/2012	Charge-offs	Recoveries	Provision	3/31/2012	for Impairment
Residential Real Estate	$1,132	($134)	$4	$187	$1,189	$150
Commercial Real Estate	2,858	0	3	(8)	2,853	697
Construction & Land Dev	1,163	0	0	54	1,217	579
Agricultural Real Estate	198	0	0	3	201	0
Commercial	202	0	6	21	229	14
Agricultural	263	0	0	(8)	255	0
Consumer	150	(6)	2	0	146	127
Unallocated	612	0	0	(99)	513	0
Total	$6,578	($140)	$15	$150	$6,603	$1,567

						Ending Balance
$(000)s	Beginning				Ending	Individually
	Balance				Balance	Evaluated
2011	1/1/2011	Charge-offs	Recoveries	Provision	3/31/2011	for Impairment
Residential Real Estate	$1,429	($29)	$6	($10)	$1,396	$171
Commercial Real Estate	2,849	0	2	271	3,122	1,132
Construction & Land Dev	880	(65)	0	39	854	41
Agricultural Real Estate	204	0	0	(9)	195	0
Commercial	278	(225)	11	242	306	26
Agricultural	347	0	2	(115)	234	97
Consumer	160	(1)	1	(3)	157	135
Unallocated	718	0	0	(265)	453	0
Total	$6,865	($320)	$22	$150	$6,717	$1,602

Nonaccrual loans totaled $9.1 million and $8.7 million at March 31, 2012 and December 31, 2011, respectively. There were no loans past due ninety days or more and still accruing. A schedule of loans by the number of days past due (including nonaccrual loans) along with a schedule of credit quality indicators follows:

Age Analysis of Past Due Financing Receivables
	30-89 Days	90 Days	Total		Total Financing
$(000)s	Past Due	& Over	Past Due	Current	Receivables

March 31, 2012
Residential Real Estate	$1,295	$897	$2,192	$70,686	$72,878
Commercial Real Estate	389	1,226	1,615	59,838	61,453
Construction & Land Dev	14	1,023	1,037	10,791	11,828
Agricultural Real Estate	0	0	0	78,827	78,827
Commercial	393	317	710	38,282	38,992
Agricultural	0	0	0	27,362	27,362
Consumer	28	36	64	10,202	10,266

Total	$2,119	$3,499	$5,618	$295,988	$301,606

	30-89 Days	90 Days	Total		Total Financing
$(000)s	Past Due	& Over	Past Due	Current	Receivables

December 31, 2011
Residential Real Estate	$1,319	$866	$2,185	$70,471	$72,656
Commercial Real Estate	1,103	1,074	2,177	58,688	60,865
Construction & Land Dev	0	1,452	1,452	10,203	11,655
Agricultural Real Estate	0	0	0	78,768	78,768
Commercial	185	200	385	34,793	35,178
Agricultural	0	0	0	27,661	27,661
Consumer	63	81	144	10,905	11,049

Total	$2,670	$3,673	$6,343	$291,489	$297,832

Credit Quality Indicators

$(000)s		Special
March 31, 2012	Non-Classified	Mention	Substandard	Doubtful	Total
Residential Real Estate	$59,803	$5,608	$5,330	$2,137	$72,878
Commercial Real Estate	48,687	4,944	4,463	3,359	61,453
Construction & Land Dev	5,128	1,058	2,999	2,643	11,828
Agricultural Real Estate	71,002	7,825	0	0	78,827
Commercial	36,597	994	1,214	187	38,992
Agricultural	23,821	3,541	0	0	27,362
Consumer	9,979	86	38	163	10,266
Total	$255,017	$24,056	$14,044	$8,489	$301,606

$(000)s		Special
December 31, 2011	Non-Classified	Mention	Substandard	Doubtful	Total
Residential Real Estate	$58,960	$6,277	$6,501	$918	$72,656
Commercial Real Estate	49,547	3,668	4,787	2,863	60,865
Construction & Land Dev	4,691	898	4,154	1,912	11,655
Agricultural Real Estate	70,412	8,356	0	0	78,768
Commercial	32,600	1,250	1,164	164	35,178
Agricultural	23,779	3,882	0	0	27,661
Consumer	10,678	102	127	142	11,049
Total	$250,667	$24,433	$16,733	$5,999	$297,832

Modifications

As of March 31, 2012
		Pre-Modification	Post-Modification	Recorded	Impact to
$(000)s	Number of	Recorded	Recorded	Investment	Allowance
	Contracts	Investment	Investment	as of 9/30/2011	for Credit Losses
Residential Real Estate	3	$177	$177	$177	$151

Since December 31, 2011 there were no loans that were modified as troubled debt restructurings that subsequently defaulted.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

In April 2011, FASB issued ASU No. 2011-03 Reconsideration of Effective Control for Repurchase Agreements. This update to Topic 860, "Transfers and Servicing," modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than a sale. The provisions of ASU No. 2011-03 remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and the collateral maintenance implementation guidance related to that criterion. This update does not change the other existing criteria used in the assessment of effective control. ASU No. 2011-03 is effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012. These amendments did not have any impact on DBI's financial statements.

In May 2011, FASB issued ASU No. 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. These amendments to Topic 820, "Fair Value Measurement," result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows; (a) the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets; (b) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets, however ASU No. 2011-04 extends that prohibition to all fair value measurements; (c) an exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity's net exposure to either of those risks which allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (d) aligns the fair value measurement of instruments classified within an entity's shareholders' equity with the guidance for liabilities; and (e) disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of ASU No. 2011-04 are effective for interim reporting periods beginning on or after December 15, 2011. The adoption of ASU No. 2011-04 did not have a material impact on DBI's financial statements.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This update to Topic 220, "Comprehensive Income," allows an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive must be reclassified to net income. ASU No. 2011-05 is effective for interim reporting periods beginning on or after December 15, 2011, with retrospective application required. The adoption of ASU No. 2011-05 changed the presentation of DBI's income statement and the addition of a statement of other comprehensive income. The adoption did not have any impact on DBI's statement of financial condition.

In September 2011, FASB issues ASU No. 2011-08, Testing Goodwill for Impairment. This update to Topic 350, "Intangibles - Goodwill and Other," permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment on at least an annual basis by comparing the fair value of a reporting unit with its carrying amount (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments of this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. An entity has the option under this update to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU No. 2011-08 had no impact on DBI's financial statements.

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

Investment Securities: Investment securities available-for-sale ("AFS") are recorded at fair value on a recurring basis. The fair value measurement of most of DBI's AFS securities is currently determined by an independent provider using Level 2 inputs (except as noted below). The measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speed and default rates. Two of DBI's AFS MBS that are secured by non-traditional mortgage loans and one AFS MBS secured by traditional mortgage loans that was previously downgraded were analyzed by a third party in order to determine an estimated fair value. The estimated fair values were based on discounted cash flow analyses and are considered Level 3 inputs.

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

Assets Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis, are summarized in the table below:
	March 31, 2012
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Fair Value
U.S. Government-sponsored agencies	$0	$5,494,850	$0	$5,494,850
U.S. Government-sponsored agency MBS	0	40,198,131	0	40,198,131
State and local governments	0	24,995,190	0	24,995,190
Residential mortgage-backed securities	0	2,199,340	3,899,844	6,099,184
Total securities available for sale	$0	$72,887,511	$3,899,844	$76,787,355
	December 31, 2011
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Fair Value
U.S. Government-sponsored agencies	$0	$3,517,050	$0	$3,517,050
U.S. Government-sponsored agency MBS	0	32,226,529	0	32,226,529
State and local governments	0	25,468,499	0	25,468,499
Residential mortgage-backed securities	0	2,355,680	4,042,935	6,398,615
Total securities available for sale	$0	$63,567,758	$4,042,935	$67,610,693

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable (Level 3) for the quarter ended March 31, 2012.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Available-
for-Sale
Securities
Beginning balance, January 1, 2012	$4,042,935
Total realized and unrealized gains/(losses):
Included in earnings	(32,875)
Included in other comprehensive income	59,484
Purchases, issuances, sales and settlements
Purchases	0
Issuances	0
Sales	0
Settlements	(169,700)
Transfers into Level 3	0
Transfers out of Level 3	0
Ending balance, March 31, 2012	$3,899,844

Assets Recorded at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis, are summarized in the following table:
	March 31, 2012
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Fair Value
Loans held for sale	$0	$434,875	$0	$434,875
Other real estate owned	0	632,355	0	632,355
Impaired loans	0	14,209,623	0	14,209,623
Total Assets	$0	$15,276,853	$0	$15,276,853

	December 31, 2011
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Fair Value
Loans held for sale	$0	$485,926	$0	$485,926
Other real estate owned	0	801,689	0	801,689
Impaired loans	0	13,260,619	0	13,260,619
Total Assets	$0	$14,548,234	$0	$14,548,234

The table below summarizes fair value of financial assets and liabilities at March 31, 2012 and December 31, 2011.
	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In thousands)
Financial Assets
Cash and federal funds sold	$27,464	$27,464	$42,093	$42,093
Investment securities	76,787	76,787	67,611	67,611
Loans, net of allowance for credit losses	295,003	294,483	291,254	291,427
Loans held for sale	435	435	486	486
Bank owned life insurance	7,150	7,150	7,083	7,083
Other investments, at cost	3,107	3,107	4,405	4,405
TOTAL	$409,946	$409,426	$412,932	$413,105
Financial Liabilities
Deposits	$324,922	$325,980	$327,793	$328,864
Borrowings	39,683	41,801	40,041	41,935
TOTAL	$364,605	$367,781	$367,834	$370,799

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Denmark Bancshares, Inc. and Subsidiaries
Selected Quarterly Financial Data
(Unaudited)

Financial Highlights
	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
(In thousands, except per share data)	2012	2011	2011	2011	2011

Operating Results
Interest income	$4,305	$4,340	$4,406	$4,512	$4,619
Interest expense	896	946	1,003	1,052	1,103
Net interest income	3,409	3,394	3,403	3,460	3,516
Provision for credit losses	150	150	150	150	150
Noninterest income	596	539	484	509	491
Noninterest expense	2,572	2,328	2,514	2,567	2,576
Net income	849	982	848	868	913

Per Share Data
Net income per share	$7.14	$8.26	$7.13	$7.30	$7.68
Book value per share	$479.09	$471.11	$470.88	$462.89	$460.25

Financial Condition (1)
Total Loans	$301,606	$297,832	$295,511	$293,855	$299,539
Allowance for credit losses	6,603	6,578	6,518	6,388	6,717
Investment securities	76,787	67,611	65,757	68,547	63,934
Assets	422,731	425,986	412,560	410,023	412,803
Deposits	324,922	327,793	315,232	310,210	313,393
Other borrowed funds	39,683	40,041	39,759	42,609	43,363
Stockholders' equity	56,804	56,023	55,996	55,045	54,732

Financial Ratios
Return on average equity	5.99%	7.14%	6.20%	6.41%	6.86%
Return on average assets	0.80%	0.96%	0.83%	0.85%	0.89%
Interest rate spread	3.17%	3.37%	3.29%	3.33%	3.40%
Average equity to average assets	13.39%	13.23%	13.37%	13.22%	12.94%
Allowance for credit losses
to total loans (1)	2.19%	2.21%	2.21%	2.17%	2.24%
Non-performing loans to allowance for
credit losses (1)	137%	132%	125%	112%	117%
(1) As of the period ending.

Forward Looking Statements

This report may contain certain forward-looking statements, including without limitation, statements regarding results of operations, the appropriateness of the allowance for loan losses, the amounts of charge-offs and recoveries, capital to asset ratios, capacity for paying dividends and liquidity. These statements speak of DBI's plans, goals, beliefs or expectations, and refer to estimates or use of similar terms. Forward-looking statements can generally be identified because they contain words and phrases such as "may," "project," "are confident," "should," "predict," "believe," "plan," "expect," "estimate," "anticipate," and similar expressions. These forward-looking statements are inherently uncertain and actual results may differ from DBI's expectations. The factors that, among others, could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the local economy; (iii) fluctuations in market rates and prices which can negatively affect net interest margin, asset valuations and expense expectations; (iv) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies; and (v) the factors set forth in Item 1A of DBI's Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Annual Report"), which item is incorporated herein by reference, as well as other risks identified in this Report. When reviewing forward-looking statements to make decisions with respect to DBI, investors and others are cautioned to consider these and other risks and uncertainties. All forward-looking statements contained in this report are based upon information presently available and DBI assumes no obligation to update any forward-looking statements.

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

Allowance for Loan Losses

The allowance for loan and lease losses ("ALL") is an estimate of the losses that may be sustained in the loan portfolio. Please refer to the Allowance for Loan Losses section of Note 3 - Loans above for detail on the allowance methodology. Management believes the ALL is appropriate as of March 31, 2012.

Valuation of Investment Securities

Investment securities are classified as available-for-sale and are valued at their fair market value. Please refer to Note 2 - Investment Securities and Note 5 - Fair Value Measurement for additional details on the valuation of investment securities.

Other Real Estate Owned

Real estate that DBI has taken control of in partial or full satisfaction of debt is valued at the lower of book value or market value. Please refer to Note 5 - Fair Value Measurement for additional information on the accounting polices related to the valuation of other real estate owned.

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

Past Due Accruing Loans - A loan on which all or part of a scheduled payment is delinquent by more than 30 days but less than 90 days, except loans that are considered nonaccrual.

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

Results of Operations

Net income for the quarter ended March 31, 2012, was $0.8 million, a decline of $0.1 million or 7.0 % from $0.9 million for the corresponding period in 2011. This decrease was primarily the result of $0.1 million reduction in net interest income from the same period during 2011.

Net interest income for the quarter ended March 31, 2012 was $3.4 million, compared to $3.5 million for the quarter ended March 31, 2011, a decline of $0.1 million or 3.0%. The following tables set forth a summary of the changes in average balances of interest-earning assets and interest-bearing liabilities as well as the amount of interest earned and interest paid with the resulting average yield or rate:

	Three Months Ended March 31,
	2012			2011
($000s)	Average	Income	Average	Average	Income	Average
	Daily	and	Yield or	Daily	and	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans (1) (2)	$299,896	$3,790	5.06%	$298,698	$3,992	5.35%
Investment securities: (3)
Taxable securities	56,803	278	1.96%	38,901	245	2.52%
Nontaxable securities (2)	15,533	295	7.59%	25,249	491	7.78%
Federal funds sold	13,627	5	0.14%	16,298	8	0.18%
Other investments	18,128	41	0.91%	8,991	54	2.39%
Total earning assets	$403,987	$4,409	4.37%	$388,137	$4,790	4.94%

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	$22,541	$10	0.18%	$22,456	$11	0.19%
Savings accounts	21,319	16	0.30%	20,048	18	0.35%
Money market accounts	137,917	211	0.61%	118,726	239	0.81%
Time deposits	105,135	398	1.51%	118,267	554	1.87%
Other borrowed funds	39,674	261	2.63%	44,007	281	2.55%
Total interest-bearing liabilities	$326,586	$896	1.10%	$323,504	$1,103	1.36%

Net interest income and rate spread		$3,513	3.27%		$3,687	3.58%

(1) Nonaccrual loans are included in the average daily balance figure, but interest income associated with these loans is recognized under the cash basis method of accounting.

(2) The yield on tax-exempt loans and securities is computed on a fully taxable equivalent basis assuming a tax rate of 34%.

(3) Securities are shown at amortized cost.

The decline in net interest income for the quarter-ended March 31, 2012 was primarily due to a 29 basis point decline in the yield on loans and securities along with a $9.7 million decline in the average balance of tax-exempt municipal securities. The net interest rate spread on a tax equivalent basis declined 31 basis points during this period from 3.58% for the quarter ended March 31, 2011 to 3.27% for the most recent quarter. DBI's yield on earning assets declined 57 basis points from 4.94% for the quarter ended March 31, 2011 to 4.37% as of the quarter ended March 31, 2012. The yields on taxable securities, loans and tax-exempt securities declined 56 basis points, 29 basis points and 19 basis points, respectively when comparing the current quarter with the same period of 2011. This reduction in the yield on earning assets was partially offset by a decline in the cost of funds of 26 basis points from 1.36% for the quarter ended March 31, 2011 to 1.10% during the first quarter of 2012. This reduction in the cost of funds was primarily impacted by a 36 basis point reduction in the rate and $13.1 million decline in average balances on certificates of deposits.

For the first quarters of 2012 and 2011, DBI's provision for credit losses was $0.2 million. Net charge-offs of $0.1 million were recognized in the first quarter of 2012 compared to net charge-offs of $0.3 million during the corresponding period in 2011.

Noninterest income for the three months ended March 31, 2012 increased $0.1 million compared to the corresponding period in 2011, an increase of 21.4%. The primary reason for the improvement is due to an increase in service fees and commissions of $0.1 million during the first quarter of 2012 compared to the first quarter of 2011. This is the result of a bonus insurance commission payment of $0.1 million from DSB's credit-life insurance carrier that was paid during March 2012. The bonus was paid as compensation for insurance policy sales levels realized in recent years and it will not be a recurring payment.

Noninterest expense remained stable for the quarter ended March 31, 2012 compared to the first quarter of 2011 at $2.5 million. FDIC insurance expense was reduced by $0.1 million for the first quarter of 2012 versus the comparable quarter of 2011. The lower FDIC insurance premiums resulted from a new premium structure implemented by the FDIC effective April 1, 2011. Occupancy expenses were slightly lower during the current period due in part to a reduction in depreciation expense compared to with the same period in 2011. These expense reductions were offset by nominal increases in salaries and employee benefits of $64,716 and data processing of $44,334 for the first three months of 2012 compared to the first three months of 2011.

Additional OTTI credit loss was recognized during the most recent quarter on the two securities previously determined to be other-than-temporarily-impaired. The credit loss recognized through the income statement was $32,875 during the three months ended March 31, 2012 compared to $24,474 recognized during the first quarter of 2011 on one of the two securities.

For both the three months ended March 31, 2012 and 2011, DBI recorded combined federal and state income tax expense of $0.4 million. These provisions reflect effective income tax rates of 34% for the first quarter of 2012 and 29% for the first quarter of 2011. DBI's combined statutory tax rate is 39%. The lower effective income tax rates are primarily due to certain federally tax exempt interest earned on state and local government investment securities.

Financial Condition

Total assets decreased by $3.3 million between December 31, 2011 and March 31, 2012. Cash, cash equivalents and fed funds sold decreased by $14.6 million since December 31, 2011, while other investments declined $1.3 million during the same period. Increases in investment securities of $9.2 million and loans of $3.8 million during the first three months of 2012 partially offset these declines.

The following table sets forth major types of loans, excluding loans held for sale, by primary collateral and the percentage of total loans for each type:
	March 31, 2012		December 31, 2011
$(000)s	Amount	%	Amount	%
Real Estate:
Residential	$72,878	24.2%	$72,656	24.4%
Commercial	61,453	20.4%	60,865	20.4%
Agricultural	78,827	26.1%	78,768	26.5%
Construction	11,828	3.9%	11,655	3.9%
	$224,986	74.6%	$223,944	75.2%
Commercial	38,992	12.9%	35,178	11.8%
Agricultural	27,362	9.1%	27,661	9.3%
Consumer and other	10,266	3.4%	11,049	3.7%
TOTAL	$301,606	100.0%	$297,832	100.0%

During 2011, management made the decision to purchase government guaranteed loans given the lack of quality loan growth potential currently available within DSB's lending market. As of March 31, 2012 there were approximately $11.7 million of government guaranteed loans recorded, of which $8.0 million are secured by agricultural real estate and $3.7 million by commercial real estate. The average maturity of the loans purchased is approximately 10 years. The premiums on the loans are being amortized over a three year period. Management will continue to evaluate DSB's loan portfolio and make additional purchases as deemed appropriate. Management is authorized to invest up to $15 million in government guaranteed loan purchases.

The allowance for loan losses remained stable during the first quarter of 2012 at $6.6 million. Provisions of $150,000 were added to the allowance in the first three months of 2012 and were partially offset by net charge-offs of approximately $125,000 during the period. The allowance equals 2.19% of total loans as of March 31, 2012 compared to 2.21% at December 31, 2011. Nonaccrual loans totaled $9.1 million at March 31, 2012, an increase of approximately $0.4 million compared to nonaccrual loans of $8.7 million at December 31, 2011.

The following table sets forth nonaccrual loans by major category:
	March 31,	December 31,
$(000)s	2012	2011
Secured By Real Estate:
Residential	$2,262	$2,195
Agricultural	0	0
Commercial	3,063	2,299
Construction	2,949	3,364
Subtotal Real Estate Loans	8,274	7,858
Secured by commercial assets	584	563
Secured by agricultural assets	0	0
Secured by other assets	200	235
TOTAL	$9,058	$8,656

DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 3.49% at March 31, 2012, compared to 3.58% at year-end 2011. As of March 31, 2012, management had identified $37.2 million of potential problem loans compared to $38.2 million at year-end 2011. Loan quality continues to be a concern and improving the portfolio is the primary focus for management. DBI has no accruing loans that are past due 90 days or more.

DBI's investment in other real estate (property acquired through foreclosure or in satisfaction of loans) decreased $0.2 million in the first three months of 2012. At March 31, 2012 the balance in other real estate comprised three construction/land development properties totaling $0.3 million, one property secured by agricultural-related real estate with an estimated value of $0.2 million and four residential real estate properties with an estimated value of $0.1 million. This compares to the seven parcels held at year-end 2011 consisting of $0.3 million in construction/land development properties, $0.2 million in commercial real estate, $0.2 million in agricultural-related real estate and $0.1 million in residential real estate.

The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate:
	March 31, 2012		December 31, 2011
		% of Total		% of Total
$(000)s	Amount	Loans	Amount	Loans

Nonaccrual Loans (1)	$9,058	3.0%	$8,656	2.9%
Restructured Accruing Loans	4,446	1.5%	4,449	1.4%
Accruing Loans Past Due
90 Days or More	0	0.0%	0	0.0%
Total	$13,504	4.5%	$13,105	4.3%
Other Real Estate	$632		$802

(1) Includes restructured loans of $4.3 million as of both March 31, 2012 and December 31, 2011.

Total deposits declined $2.9 million at March 31, 2012 compared to balances at December 31, 2011. Noninterest-bearing deposits decreased by $7.9 million, or 16.6%, during the first three months of 2012. Interest-bearing deposits increased $5.0 million or 1.8% between December 31, 2011 and March 31, 2012. Money market accounts increased $5.5 million or 4.2% during the first three months of 2012 and savings accounts increased $1.3 million or 6.3% during the same period. The trend in money market balances continues to increase given the current rate environment and depositors reluctance to commit to long-term rates. NOW account balances decreased $0.9 million or 4.2% since year-end 2011, while certificates of deposit also fell $0.9 million, or 0.8%, during the first quarter of 2012. Given the current interest rate environment, there has been a shift away from certificates of deposit into money market accounts as customers are reluctant to lock into a rate at this time. DBI's money market rates are comparable to its rates for short-term certificates of deposit.

Interest-bearing deposits consisted of the following:
$(000)s	3/31/2012	12/31/2011
NOW accounts	$21,348	$22,278
Savings accounts	22,466	21,129
Money market accounts	136,443	130,959
Certificates of deposit	105,071	105,957
TOTAL	$285,328	$280,323

Short-term borrowings decreased $0.4 million or 3.0% as of March 31, 2012 compared to December 31, 2011. Loan volume for DACC was relatively stable during the first quarter of 201,2 thereby eliminating the need to advance funds against the line of credit at Agribank, FCB. Long-term borrowings remained unchanged since year-end 2011.

Capital Resources

Stockholders' equity increased by $0.8 million to $56.8 million as of March 31, 2012 from $56.0 million at December 31, 2011 due primarily to earnings for the period of $0.8 million and a decrease in other comprehensive loss of $0.1 million that were partially offset by the purchase of treasury stock of $0.1 million. As of March 31, 2012 DBI's leverage ratio was 13.5%, its risk-based core capital ratio was 18.4% and its risk-based total capital ratio was 19.6%. As of March 31, 2012, DSB's leverage ratio was 10.6% and its risk-based total capital ratio was 16.1%. DBI and DSB continue to maintain capital levels well above regulatory minimum levels established for "well-capitalized" institutions. DBI believes its and DSB's capital positions as March 31, 2012 are adequate under current economic conditions.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet its needs. DBI maintains liquid assets and established lines of credit to meet its liquidity needs. DBI's Board of Directors annually approves a Consolidated Contingent Liquidity Plan, which reviews the sources and uses of liquidity for DBI, DSB and DACC. Cash, cash equivalents and federal funds sold decreased $14.6 million or 34.8% to $27.5 million during the first three months of 2012 primarily due to the increases in investment securities of $9.2 million and loans of $3.8 million during this period. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows.

In addition to on-balance sheet sources of funds, DBI also has off-balance sheet sources available to meet liquidity needs. Specifically, DBI has unused lines of credit of $48.3 million as of March 31, 2012. This includes a $20.0 million line of credit with the Federal Reserve Bank of Chicago that was established in 1999. DSB has not borrowed on this line. DBI also has $91.4 million of eligible loans and securities that could be pledged to increase its available credit. Management believes DBI's and DSB's liquidity positions as of March 31, 2012 are adequate under current economic conditions.

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

	Contract or
	Notional Amount	Secured
(In thousands)	March 31, 2012	Portion
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$45,515	$40,868
Standby letters of credit and financial guarantees written	1,513	1,513

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

DBI's primary market risk position has not materially changed from that disclosed in DBI's 2011 Annual Report.

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

There were no significant changes in DBIss internal controls over financial reporting or in other factors that have significantly affected those controls during the fiscal quarter covered by this Report, including any correction actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A - Risk Factors of DBI's 2011 Annual Report, which could materially affect DBI's business, financial condition or future results. There have been no material changes in risk factors as described in such Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

DBI did not sell any equity securities during the first quarter of 2012 that were not registered under the Securities Act.

During the quarter ended March 31, 2012, DBI's activity of equity security shares repurchased was as follows:
	Total		Total Number of Shares	Maximum Number of Shares
	Number Of Shares	Average Price Paid	Purchased as Part of Publicly	That May Yet Be Purchased
Period	Purchased (1)	Per Share	Announced Plans	Under the Plan

January 1-31	0	$0	0	N/A

February 1-29	0	$0	0	N/A

March 1-31	349	$420	349	N/A

(1) - On February 21, 2012, the Board of Directors of DBI approved the repurchase of up to 714 common shares in open market transactions. The approval of repurchases was for February 12, 2012 through March 31, 2012.

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

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text. *

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENMARK BANCSHARES, INC.

Date: May 4, 2012 /s/ John P. Olsen

John P. Olsen

President and CEO

Date: May 4, 2012 /s/ Dennis J. Heim

Dennis J. Heim

Vice President, CFO and Treasurer