Form 10-Q
period 2012-06-30
DENMARK BANCSHARES INC
filed 2012-08-14
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 8, 2012, there were 118,568 shares of the registrant's common stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2012

Page No.

PART I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Financial Condition 3

Consolidated Statements of Income 4

Consolidated Statements of Comprehensive Income 5

Consolidated Statements of Changes in Stockholders' Equity 5

Consolidated Statements of Cash Flows 6

Notes to Consolidated Financial Statements 7

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations 22

Item 3. Quantitative and Qualitative Disclosures About Market Risk 31

Item 4. Controls and Procedures 31

PART II. Other Information

Item 1A. Risk Factors 31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 32

Item 6. Exhibits 32

Signatures 32

Item 1. Financial Statements

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$16,031,893	$21,905,812
Federal funds sold	6,394,000	20,187,000
Investment securities available-for-sale, at fair value	78,031,000	67,610,693
Loans	304,594,002	297,832,116
Allowance for loan losses	(6,585,076)	(6,578,087)
Net loans	$298,008,926	$291,254,029
Loans held for sale	446,865	485,926
Premises and equipment, net	7,202,209	7,085,783
Other investments, at cost	2,741,480	4,404,811
Accrued interest receivable	1,325,211	1,244,473
Other assets	11,358,733	11,807,370
TOTAL ASSETS	$421,540,317	$425,985,897

Liabilities
Deposits
Noninterest-bearing	$41,278,673	$47,469,622
Interest-bearing	283,088,777	280,323,469
Total Deposits	$324,367,450	$327,793,091

Short-term borrowings	11,085,931	11,558,861
Accrued interest payable	304,726	334,178
Other liabilities	1,778,831	1,794,808
Long-term debt	27,065,399	28,481,999
Total Liabilities	$364,602,337	$369,962,937
Stockholders' Equity
Common stock, no par value, authorized 640,000 shares; outstanding 118,568 shares at 6/30/12 and 118,917 shares at 12/31/11	$18,173,975	$18,173,975
Treasury stock shares, at cost (2,962 at 6/30/12 and 2,613 at 12/31/11)	(2,272,445)	(2,125,865)
Paid in capital	469,986	469,986
Retained earnings	40,729,316	39,918,706
Accumulated other comprehensive loss	(162,852)	(413,842)
Total Stockholders' Equity	$56,937,980	$56,022,960
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$421,540,317	$425,985,897

The accompanying notes are an integral part of these financial statements.

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Interest Income
Loans including fees	$3,847,577	$3,935,613	$7,633,587	$7,924,196
Investment securities:
Taxable	299,697	302,294	578,127	547,217
Exempt from federal tax	184,435	251,676	378,840	575,871
Interest on federal funds sold	2,487	3,504	7,136	10,973
Other interest income	25,804	19,209	66,894	72,897
	$4,360,000	$4,512,296	$8,664,584	$9,131,154
Interest Expense
Deposits	$589,242	$769,912	$1,223,911	$1,592,260
Short-term borrowings	15,524	27,894	30,378	57,351
Long-term debt	242,115	254,824	488,541	506,010
	$846,881	$1,052,630	$1,742,830	$2,155,621
Net interest income	$3,513,119	$3,459,666	$6,921,754	$6,975,533
Provision for Loan Losses	150,000	150,000	300,000	300,000
Net interest income after provision for loan losses	$3,363,119	$3,309,666	$6,621,754	$6,675,533
Other Income
Service fees and commissions	$216,590	$238,604	$524,101	$447,415
Loan sale gains	117,266	39,628	235,070	119,099
Investment security gains	0	31,953	0	31,953
Other	170,895	198,691	341,218	401,215
	$504,751	$508,876	$1,100,389	$999,682
Other-than-Temporary Impairment Losses, Net
Total other-than-temporary impairment losses	$77,620	$46,536	$1,742,488	$963,226
Amount in other comprehensive income, before taxes	(33,310)	33,817	(1,665,303)	(858,399)
	$44,310	$80,353	$77,185	$104,827
Other Expense
Salaries and employee benefits	$1,598,446	$1,497,646	$3,178,316	$3,012,800
Occupancy expenses	222,410	239,011	450,503	484,046
FDIC Insurance	75,000	81,000	149,463	246,000
Data processing expenses	170,586	194,752	413,122	392,954
Professional fees	108,407	87,743	196,057	185,332
Amortization of intangibles	48,098	48,098	96,196	96,196
Loss on sale of other real estate	103,216	11,371	163,200	17,891
Other real estate expenses	2,125	74,615	21,033	154,195
Other operating expenses	248,289	252,276	447,822	449,068
	$2,576,577	$2,486,512	$5,115,712	$5,038,482
Income before income taxes	$1,246,983	$1,251,677	$2,529,246	$2,531,906
Income tax expense	425,493	383,481	859,018	750,845
NET INCOME	$821,490	$868,196	$1,670,228	$1,781,061
Per Share
Net income	$6.93	$7.30	$14.07	$14.98
Dividends declared	$7.25	$7.25	$7.25	$7.25
Weighted average shares outstanding	118,568	118,917	118,733	118,917

The accompanying notes are an integral part of these financial statements.

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2012	2011
Net income	$1,670,228	$1,781,061
Other comprehensive income (loss), net of tax
Unrealized gains on securities
Unrealized holding gains arising during period	436,368	232,101
Plus: Reclassification adjustment for losses included in net income	77,185	72,874
Other comprehensive income	513,553	304,975
Income tax (expense) benefit related to items of other comprehensive income	(262,563)	(104,555)
Other comprehensive income (loss), net of tax	$250,990	$200,420
Comprehensive income	$1,921,218	$1,981,481

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)

	Common Stock				Accumulated
					Other
			Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance, December 31, 2011	118,917	$16,048,110	$469,986	$39,918,706	($413,842)	$56,022,960
Comprehensive income
Net income				1,670,228		1,670,228
Other comprehensive income, net of tax
Change in unrealized loss on securities available-for-sale,
net of reclassification adjustment					250,990	250,990
Total comprehensive income						$1,921,218
Treasury stock acquisitions	(349)	(146,580)				(146,580)
Cash dividends declared, $7.25 per share				(859,618)		(859,618)
Balance, June 30, 2012	118,568	$15,901,530	$469,986	$40,729,316	($162,852)	$56,937,980

The accompanying notes are an integral part of these financial statements.

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)
	For the Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$1,670,228	$1,781,061
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	189,564	202,047
Provision for credit losses	300,000	300,000
Amortization of intangibles	96,196	96,196
Gains on sales of loans	(235,070)	(119,099)
Loss on sale of other real estate	163,200	17,891
Gains on sale of securities	0	(31,953)
Loss on investment securities impairment writedowns	77,185	104,827
Amortization of bond premium	375,346	216,675
Accretion of bond discount	(43,608)	(87,181)
Mortgage loans originated for sale	(15,069,875)	(7,127,170)
Proceeds from sale of mortgage loans	15,344,005	10,570,599
Income from bank owned life insurance	(133,752)	(130,070)
Increase in interest receivable	(80,738)	(41,517)
Decrease in interest payable	(29,452)	(26,666)
Other, net	(152,551)	58,705
Net Cash Provided by Operating Activities	$2,470,678	$5,784,345
Cash Flows from Investing Activities:
Maturities and sales of available-for-sale securities	$12,713,004	$15,542,834
Purchases of available-for-sale securities	(23,028,681)	(20,937,094)
Money market mutual funds, net	0	(34,037)
Proceeds from sale of FHLB common stock	1,663,331	0
Federal funds sold, net	13,793,000	5,773,000
Proceeds from sale of foreclosed assets	296,534	652,908
Net (increase) decrease in loans made to customers	(7,151,896)	4,036,446
Capital expenditures	(305,990)	(34,880)
Net Cash Provided by (Used in) Investing Activities	($2,020,698)	$4,999,177
Cash Flows from Financing Activities:
Net decrease in deposits	($3,425,641)	($10,289,256)
Purchase of treasury stock	(146,580)	0
Dividends paid	(862,148)	(862,148)
Debt proceeds	1,777,070	1,795,815
Debt repayments	(3,666,600)	(2,775,000)
Net Cash Used in Financing Activities	($6,323,899)	($12,130,589)
Net decrease in cash and cash equivalents	($5,873,919)	($1,347,067)
Cash and cash equivalents, beginning	21,905,812	16,917,728
CASH AND CASH EQUIVALENTS, ENDING	$16,031,893	$15,570,661
Noncash Investing Activities:
Loans transferred to foreclosed properties	$97,000	$805,992

Supplemental Cash Flow Disclosures:
Cash paid for interest	$1,775,042	$1,621,871
Cash paid for income taxes	717,000	471,980
The accompanying notes are an integral part of these financial statements.

NOTE 1 – FINANCIAL STATEMENTS

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

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair market value of securities available-for-sale were as follows:
	June 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government-sponsored agencies	$3,500,000	$7,500	($10,000)	$3,497,500
U.S. Government-sponsored agency MBS	40,003,709	646,642	(13,119)	40,637,232
State and local governments	27,005,486	1,220,423	(70,213)	28,155,696
Residential mortgage-backed securities	7,793,224	22,261	(2,074,913)	5,740,572
	$78,302,419	$1,896,826	($2,168,245)	$78,031,000

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government-sponsored agencies	$3,500,000	$17,050	$0	$3,517,050
U.S. Government-sponsored agency MBS	31,729,409	505,292	(8,172)	32,226,529
State and local governments	24,628,519	1,032,038	(192,058)	25,468,499
Residential mortgage-backed securities	8,537,737	26,590	(2,165,712)	6,398,615
	$68,395,665	$1,580,970	($2,365,942)	$67,610,693

Proceeds of $4.2 million from calls and $3.7 million from normal pay-downs were received during the second quarter of 2012. On a year-to-date basis for 2012, proceeds of $7.0 million from normal pay-downs, $5.2 million from calls and $0.5 million in maturities were received. Purchases for the quarter-ended June 30, 2012 comprised $4.0 million in agency mortgage-backed securities ("MBS"), $2.9 million of tax-exempt municipals, $1.2 million in taxable municipals and $1.0 million of agencies. For the six-months ended June 30, 2012 purchases of $15.1 million in agency MBS, $3.0 million of agencies, $2.9 million of tax-exempt municipals and $2.0 million of taxable municipals were made.

The amortized cost and estimated fair values of securities at June 30, 2012, by maturity were as follows:
	Securities Available-for-Sale
		Estimated
	Amortized	Fair
Amounts Maturing	Cost	Value
Within one year	$5,045,845	$5,090,937
From one through five years	40,670,020	40,453,753
From five through ten years	20,775,223	20,713,760
After ten years	11,811,331	11,772,550
	$78,302,419	$78,031,000

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

At June 30, 2012, twenty-four debt securities have unrealized losses with aggregate depreciation of 11.1% from DSB's amortized cost basis. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:
June 30, 2012	Less Than Twelve Months		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
Securities Available for Sale	Losses	Value	Losses	Value
U.S. Government-sponsored agencies	$10,000	$990,000	$0	$0
U.S. Government-sponsored agency MBS	13,119	4,666,042	0	0
State and local governments	39,832	6,476,056	30,381	380,152
Residential mortgage-backed securities	0	0	2,074,913	4,909,496
Total securities available for sale	$62,951	$12,132,098	$2,105,294	$5,289,648

December 31, 2011	Less Than Twelve Months		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
Securities Available for Sale	Losses	Value	Losses	Value
U.S. Government-sponsored agency MBS	$8,172	$2,388,919	$0	$0
State and local governments	14,144	817,753	177,914	1,808,504
Residential mortgage-backed securities	0	0	2,165,712	5,359,064
Total securities available for sale	$22,316	$3,206,672	$2,343,626	$7,167,568

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

Two of the three securities supported by non-traditional loan types were previously found to have credit losses since a portion of the unrealized losses is due to an expected cash flow shortfall. As such, these securities were determined to be OTTI. DBI does not intend to sell the investments and it is not more likely than not that DBI will be required to sell the securities before the anticipated recovery of their remaining amortized cost bases, which may be maturity. The analysis on the third security did not reveal any credit loss nor was the security found to be OTTI. The total credit loss that was recognized in earnings through December 31, 2011 was $0.6 million. The analysis performed as of June 30, 2012 resulted in an additional $44,310 of credit loss that was recorded through the income statement during the current period on one of the OTTI securities. This results in a total credit loss for the first six months of 2012 of $77,185 being recognized. Unrealized losses on the three securities analyzed by the third party were recognized through accumulated other comprehensive loss on the balance sheet as of June 30, 2012, net of tax, in the amount of $1.2 million.

The unrealized losses on the remainder of the residential MBS are due to the distressed and illiquid markets for collateralized mortgage obligations. The securities are investments in senior tranches with adequate credit support from subordinate tranches, are supported by traditional mortgage loans that originated between 2002 and 2005, have low delinquency and foreclosure rates, and reasonable loan-to-value ratios. DBI does not consider these investments to be OTTI at June 30, 2012.

Changes in credit losses recognized for securities with OTTI were as follows:
	For the Six Months Ended		For the Year Ended
	June 30,		December 31,
	2012	2011	2011
Credit losses recognized in earnings, beginning of period	($637,245)	($432,488)	($432,488)
Credit losses for OTTI not previously recognized	(77,185)	(104,827)	(204,757)
Credit losses recognized in earnings, end of period	($714,430)	($537,315)	($637,245)

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

A loan is impaired when, based on current information and events, it is probable that not all amounts due will be collected according to the contractual terms of the loan agreement. Interest income is recognized in the same manner described above for nonaccrual loans. Further detail on the analysis of impaired loans can be found in the discussion of the Allowance for Loan Losses, below.

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

In applying the methodology, all troubled debt restructurings, regardless of size, are considered impaired and will be individually evaluated. All nonaccrual and watchlist commercial real estate, construction and land development, agricultural real estate, multifamily residential real estate, commercial, and agricultural production loans over $50,000 are evaluated individually to determine if they are impaired. Nonaccrual residential real estate or consumer loans with characteristics that differ from loans that are typical for DBI will also be considered impaired and evaluated individually as there would be no pool of similar loans to evaluate these loans under ASC Topic 450. Impaired loans are measured at the estimated fair value of the collateral. If the estimated fair value of the impaired loan is less than the recorded investment in the loan, an impairment is recognized by creating a valuation allowance in conjunction with ASC Topic 310-10.

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

The above steps result in calculations that estimate the loan losses inherent in the portfolio at that time. The calculations are used to confirm the adequacy and appropriateness of the actual balance of the allowance, recognizing that the allowance represents an aggregation of judgments and estimates by management. Such calculations will influence the amount of future provisions for loan losses charged to expense.

The calculation is submitted to DSB's Board of Directors quarterly along with a recommendation for the amount of the monthly provision to the allowance. If the mix and amount of future charge-offs differ significantly from those assumptions used by management in making its determination, the allowance and provision expense could be materially affected.

Major categories of loans included in the loan portfolio are as follows:
	June 30,	December 31,
	2012	2011
Real Estate:
Residential	$71,534,648	$72,655,569
Commercial	60,709,030	60,864,761
Agricultural	82,213,621	78,767,692
Construction	10,503,737	11,655,550
	224,961,036	223,943,572

Commercial	40,285,836	35,178,049
Agricultural	28,810,254	27,661,420
Consumer and other	10,536,876	11,049,075
TOTAL	$304,594,002	$297,832,116

The following table presents information related to the average recorded investment and interest income recognized on impaired loans for the six months ended June 30, 2012 and June 30, 2011:
	Six months ended		Six months ended
	June 30, 2012		June 30, 2011
$(000)s	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance:
Residential Real Estate	$1,640	$10	$573	$5
Commercial Real Estate	2,184	15	1,862	11
Construction & Land Dev	440	3	2,344	52
Agricultural Real Estate	0	0	246	2
Commercial	954	7	950	6
Agricultural	0	0	0	0
Consumer	0	0	44	1

With a related allowance:
Residential Real Estate	$1,011	$11	$1,282	$7
Commercial Real Estate	2,434	22	4,122	8
Construction & Land Dev	4,497	26	1,962	45
Agricultural Real Estate	0	0	0	0
Commercial	41	0	42	0
Agricultural	0	0	116	0
Consumer	143	0	149	0

Total:
Residential Real Estate	$2,651	$21	$1,855	$12
Commercial Real Estate	4,618	37	5,984	19
Construction & Land Dev	4,937	29	4,306	97
Agricultural Real Estate	0	0	246	2
Commercial	995	7	992	6
Agricultural	0	0	116	0
Consumer	143	0	193	1
Total	$13,344	$94	$13,692	$137

The following tables show the investment in impaired loans and the corresponding allowance for those loans as of June 30, 2012 and December 31, 2011:

Impaired Loans
$(000)s		Unpaid
	Recorded	Principal	Related
June 30, 2012	Investment	Balance	Allowance
With no related allowance:
Residential Real Estate	$1,472	$1,626	$0
Commercial Real Estate	1,910	2,176	0
Construction & Land Dev	260	260	0
Agricultural Real Estate	0	0	0
Commercial	1,031	1,086	0
Agricultural	0	0	0
Consumer	0	0	0

With a related allowance:
Residential Real Estate	$918	$1,009	$144
Commercial Real Estate	1,930	2,257	580
Construction & Land Dev	4,459	4,484	926
Agricultural Real Estate	0	0	0
Commercial	37	41	13
Agricultural	0	0	0
Consumer	140	142	127

Total:
Residential Real Estate	$2,390	$2,635	$144
Commercial Real Estate	3,840	4,433	580
Construction & Land Dev	4,719	4,744	926
Agricultural Real Estate	0	0	0
Commercial	1,068	1,127	13
Agricultural	0	0	0
Consumer	140	142	127
Total	$12,157	$13,081	$1,790

$(000)s		Unpaid
	Recorded	Principal	Related
December 31, 2011	Investment	Balance	Allowance
With no related allowance:
Residential Real Estate	$805	$841	$0
Commercial Real Estate	1,433	1,698	0
Construction & Land Dev	2,658	2,658	0
Agricultural Real Estate	0	0	0
Commercial	890	935	0
Agricultural	0	0	0
Consumer	43	43	0

With a related allowance:
Residential Real Estate	$1,190	$1,392	$171
Commercial Real Estate	2,482	2,615	721
Construction & Land Dev	2,832	2,832	580
Agricultural Real Estate	0	0	0
Commercial	38	41	14
Agricultural	0	0	0
Consumer	142	144	129

Total:
Residential Real Estate	$1,995	$2,233	$171
Commercial Real Estate	3,915	4,313	721
Construction & Land Dev	5,490	5,490	580
Agricultural Real Estate	0	0	0
Commercial	928	976	14
Agricultural	0	0	0
Consumer	185	187	129
Total	$12,513	$13,199	$1,615

Recorded Investment in Financing Receivables
	June 30,
	2012		2011		December 31, 2011
		Ending Balance		Ending Balance		Ending Balance
		Individually		Individually		Individually
$(000)s	Ending	Evaluated	Ending	Evaluated	Ending	Evaluated
	Balance	for Impairment	Balance	for Impairment	Balance	for Impairment
Residential Real Estate	$71,535	$2,390	$74,372	$1,610	$72,656	$1,995
Commercial Real Estate	60,709	3,840	61,908	4,954	60,865	3,915
Construction & Land Dev	10,504	4,719	11,985	4,300	11,655	5,490
Agricultural Real Estate	82,213	0	71,864	246	78,768	0
Commercial	40,286	1,068	38,623	726	35,178	928
Agricultural	28,810	0	24,859	116	27,661	0
Consumer	10,537	140	10,244	189	11,049	185
Total	$304,594	$12,157	$293,855	$12,141	$297,832	$12,513

Allowance for Loan Losses

For the Six Months Ended June 30, 2012 and 2011

$(000)s						Ending Balance
	Beginning				Ending	Individually
	Balance				Balance	Evaluated
2012	1/1/2012	Charge-offs	Recoveries	Provision	6/30/2012	for Impairment
Residential Real Estate	$1,132	($134)	$9	$64	$1,071	$144
Commercial Real Estate	2,858	(180)	7	88	2,773	580
Construction & Land Dev	1,163	0	0	310	1,473	926
Agricultural Real Estate	198	0	0	1	199	0
Commercial	202	0	10	23	235	13
Agricultural	263	0	0	(15)	248	0
Consumer	150	(10)	5	3	148	127
Unallocated	612	0	0	(174)	438	0
Total	$6,578	($324)	$31	$300	$6,585	$1,790

						Ending Balance
$(000)s	Beginning				Ending	Individually
	Balance				Balance	Evaluated
2011	1/1/2011	Charge-offs	Recoveries	Provision	6/30/2011	for Impairment
Residential Real Estate	$1,429	($32)	$19	$68	$1,484	$299
Commercial Real Estate	2,849	(431)	3	272	2,693	698
Construction & Land Dev	880	(139)	25	47	813	89
Agricultural Real Estate	204	0	0	1	205	0
Commercial	278	(252)	29	187	242	17
Agricultural	347	0	5	(10)	342	101
Consumer	160	(7)	3	(2)	154	133
Unallocated	718	0	0	(263)	455	0
Total	$6,865	($861)	$84	$300	$6,388	$1,337

Nonaccrual loans totaled $7.2 million and $8.7 million at June 30, 2012 and December 31, 2011, respectively. There were no loans past due ninety days or more and still accruing. A schedule of loans by the number of days past due (including nonaccrual loans) along with a schedule of credit quality indicators follows:

Age Analysis of Past Due Financing Receivables
	30-89 Days	90 Days	Total		Total Financing
$(000)s	Past Due	& Over	Past Due	Current	Receivables

June 30, 2012
Residential Real Estate	$423	$860	$1,283	$70,252	$71,535
Commercial Real Estate	0	815	815	59,894	60,709
Construction & Land Dev	0	728	728	9,776	10,504
Agricultural Real Estate	0	116	116	82,097	82,213
Commercial	28	537	565	39,721	40,286
Agricultural	8	0	8	28,802	28,810
Consumer	11	164	175	10,362	10,537

Total	$470	$3,220	$3,690	$300,904	$304,594

	30-89 Days	90 Days	Total		Total Financing
$(000)s	Past Due	& Over	Past Due	Current	Receivables

December 31, 2011
Residential Real Estate	$1,319	$866	$2,185	$70,471	$72,656
Commercial Real Estate	1,103	1,074	2,177	58,688	60,865
Construction & Land Dev	0	1,452	1,452	10,203	11,655
Agricultural Real Estate	0	0	0	78,768	78,768
Commercial	185	200	385	34,793	35,178
Agricultural	0	0	0	27,661	27,661
Consumer	63	81	144	10,905	11,049

Total	$2,670	$3,673	$6,343	$291,489	$297,832

Credit Quality Indicators
$(000)s
June 30, 2012	Non-Classified	Special Mention	Substandard	Doubtful	Total
Residential Real Estate	$58,611	$5,373	$5,429	$2,122	$71,535
Commercial Real Estate	48,195	5,575	4,371	2,568	60,709
Construction & Land Dev	4,548	627	2,724	2,605	10,504
Agricultural Real Estate	76,668	5,545	0	0	82,213
Commercial	37,667	933	1,502	184	40,286
Agricultural	26,211	2,599	0	0	28,810
Consumer	10,252	78	44	163	10,537
Total	$262,152	$20,730	$14,070	$7,642	$304,594

$(000)s
December 31, 2011	Non-Classified	Special Mention	Substandard	Doubtful	Total
Residential Real Estate	$58,960	$6,277	$6,501	$918	$72,656
Commercial Real Estate	49,547	3,668	4,787	2,863	60,865
Construction & Land Dev	4,691	898	4,154	1,912	11,655
Agricultural Real Estate	70,412	8,356	0	0	78,768
Commercial	32,600	1,250	1,164	164	35,178
Agricultural	23,779	3,882	0	0	27,661
Consumer	10,678	102	127	142	11,049
Total	$250,667	$24,433	$16,733	$5,999	$297,832

Modifications

As of June 30, 2012
		Pre-Modification	Post-Modification	Recorded	Impact to
$(000)s	Number of	Recorded	Recorded	Investment	Allowance
	Contracts	Investment	Investment	as of 6/30/2012	for Credit Losses
Residential Real Estate	3	$177	$177	$176	$151

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

In May 2011, FASB issued ASU No. 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. These amendments to Topic 820, "Fair Value Measurement," result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows; (a) the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets; (b) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets, however ASU No. 2011-04 extends that prohibition to all fair value measurements; (c) an exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity's net exposure to either of those risks which allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (d) aligns the fair value measurement of instruments classified within an entity's shareholders' equity with the guidance for liabilities; and (e) disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of ASU No. 2011-04 are effective for interim reporting periods beginning on or after December 15, 2011. See Note 5 for the impact that the adoption of ASU No. 2011-04 had on DBI's financial statements.

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

In September 2011, FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. This update to Topic 350, "Intangibles - Goodwill and Other," permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment on at least an annual basis by comparing the fair value of a reporting unit with its carrying amount (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments of this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. An entity has the option under this update to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted. The adoption of ASU No. 2011-08 had no impact on DBI's financial statements.

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

Refer to Note 2 - Investment Securities for additional detail on the assumptions used in determining the estimated fair values, the valuation techniques and significant unobservable inputs for Level 3 assets as well as additional disclosures regarding DBI's investment securities. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Receivable, net: The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar characteristics and for the same remaining maturities.

Loans Held for Sale: Mortgage loans held for sale are recorded at the lower of cost or market value. The fair value is based on a market commitment for the sale of the loan in the secondary market. These loans are typically sold within one week of funding. DBI classifies mortgage loans held for sale as nonrecurring Level 2 assets.

Impaired Loans: As defined below in the Glossary of Loan Terms section, a loan is considered impaired when, based on current information or events, it is probable that not all amounts due will be collected according to the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral. The collateral value is determined based on appraisals and other market valuations for similar assets. Under FASB ASC Topic 820, "Fair Value Measurements and Disclosures," the fair value of impaired loans is reported before selling costs of the related collateral, while FASB ASC Topic 310, "Receivables," requires that impaired loans be reported on the balance sheet net of estimated selling costs. Therefore, significant estimated selling costs would result in the reported fair value of impaired loans being greater than the measurement value of impaired loans as maintained on the balance sheet. In most instances, selling costs were estimated for real estate-secured collateral and included broker commissions, legal and title transfer fees and closing costs. Given the valuation technique and significant unobservable inputs utilized to determine the fair value, impaired loans are classified as nonrecurring Level 3 assets.

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

Deposit Liabilities: The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is the estimate of discounted cash flows using the rates currently offered for deposits of similar remaining maturities.

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

Assets Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis, are summarized in the table below:
	June 30, 2012
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Fair Value
U.S. Government-sponsored agencies	$0	$3,497,500	$0	$3,497,500
U.S. Government-sponsored agency MBS	0	40,637,232	0	40,637,232
State and local governments	0	28,155,696	0	28,155,696
Residential mortgage-backed securities	0	2,120,204	3,620,368	5,740,572
Total securities available for sale	$0	$74,410,632	$3,620,368	$78,031,000

	December 31, 2011
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Fair Value
U.S. Government-sponsored agencies	$0	$3,517,050	$0	$3,517,050
U.S. Government-sponsored agency MBS	0	32,226,529	0	32,226,529
State and local governments	0	25,468,499	0	25,468,499
Residential mortgage-backed securities	0	2,355,680	4,042,935	6,398,615
Total securities available for sale	$0	$63,567,758	$4,042,935	$67,610,693

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable (Level 3) for the six months ended June 30, 2012.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Available-
for-Sale
Securities
Beginning balance, January 1, 2012	$4,042,935
Total realized and unrealized gains/(losses):
Included in earnings	(77,185)
Included in other comprehensive income	25,766
Purchases, issuances, sales and settlements
Purchases	0
Issuances	0
Sales	0
Settlements	(371,148)
Transfers into Level 3	0
Transfers out of Level 3	0
Ending balance, June 30, 2012	$3,620,368

Assets Recorded at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis, are summarized in the following table:
	June 30, 2012
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Fair Value
Loans held for sale	$0	$446,865	$0	$446,865
Other real estate owned	0	438,955	0	438,955
Impaired loans	0	0	11,544,977	11,544,977
Total Assets	$0	$885,820	$11,544,977	$12,430,797

	December 31, 2011
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Fair Value
Loans held for sale	$0	$485,926	$0	$485,926
Other real estate owned	0	801,689	0	801,689
Impaired loans	0	0	13,260,619	13,260,619
Total Assets	$0	$1,287,615	$13,260,619	$14,548,234

The tables below summarize fair value of financial assets and liabilities at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Carrying	Fair	Fair Value Hierarchy Level
	Amount	Value	Level 1	Level 2	Level 3
(In thousands)
Financial Assets
Cash and federal funds sold	$22,426	$22,426	$22,426	$0	$0
Investment securities	78,031	78,031	0	74,411	3,620
Loans, net of allowance for loan losses	298,009	296,549	0	0	296,549
Loans held for sale	447	447	0	447	0
Bank owned life insurance	7,217	7,217	0	7,217	0
Other investments, at cost	2,741	2,741	0	0	2,741
TOTAL	$408,871	$407,411	$22,426	$82,075	$302,910
Financial Liabilities
Deposits	$324,367	$325,732	$0	$0	$325,732
Borrowings	38,151	40,255	0	0	40,255
TOTAL	$362,518	$365,987	$0	$0	$365,987

	December 31, 2011
	Carrying	Fair	Fair Value Hierarchy Level
	Amount	Value	Level 1	Level 2	Level 3
(In thousands)
Financial Assets
Cash and federal funds sold	$42,093	$42,093	$42,093	$0	$0
Investment securities	67,611	67,611	0	63,568	4,043
Loans, net of allowance for loan losses	291,254	291,427	0	0	291,427
Loans held for sale	486	486	0	486	0
Bank owned life insurance	7,083	7,083	0	7,083	0
Other investments, at cost	4,405	4,405	0	0	4,405
TOTAL	$412,932	$413,105	$42,093	$71,137	$299,875
Financial Liabilities
Deposits	$327,793	$328,864	$0	$0	$328,864
Borrowings	40,041	41,935	0	0	41,935
TOTAL	$367,834	$370,799	$0	$0	$370,799

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Denmark Bancshares, Inc. and Subsidiaries
Selected Quarterly Financial Data
(Unaudited)

Financial Highlights
	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
(In thousands, except per share data)	2012	2012	2011	2011	2011

Operating Results
Interest income	$4,360	$4,305	$4,340	$4,406	$4,512
Interest expense	847	896	946	1,003	1,052
Net interest income	3,513	3,409	3,394	3,403	3,460
Provision for credit losses	150	150	150	150	150
Noninterest income	505	596	539	484	509
Noninterest expense	2,621	2,572	2,328	2,514	2,567
Net income	821	849	982	848	868

Per Share Data
Net income per share	$6.93	$7.14	$8.26	$7.13	$7.30
Book value per share	$480.21	$479.09	$471.11	$470.88	$462.89

Financial Condition (1)
Total Loans	$304,594	$301,606	$297,832	$295,511	$293,855
Allowance for loan losses	6,585	6,603	6,578	6,518	6,388
Investment securities	78,031	76,787	67,611	65,757	68,547
Assets	421,540	422,731	425,986	412,560	410,023
Deposits	324,367	324,922	327,793	315,232	310,210
Other borrowed funds	38,151	39,683	40,041	39,759	42,609
Stockholders' equity	56,938	56,804	56,023	55,996	55,045

Financial Ratios
Return on average equity	5.77%	5.99%	7.14%	6.20%	6.41%
Return on average assets	0.79%	0.80%	0.96%	0.83%	0.85%
Interest rate spread	3.33%	3.17%	3.37%	3.29%	3.33%
Average equity to average assets	13.60%	13.39%	13.23%	13.37%	13.22%
Allowance for loan losses
to total loans (1)	2.16%	2.19%	2.21%	2.21%	2.17%
Non-performing loans to allowance for
loan losses (1)	109%	137%	132%	125%	112%
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

Critical Accounting Policies

The accounting and reporting policies of DBI are in accordance with accounting principles generally accepted in the United States of America and conform to general practices in the banking industry. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on information available at the date of the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management believes that DBI's critical accounting policies are those relating to the allowance for loan losses, the valuation of investment securities and intangible assets.

Allowance for Loan Losses

The allowance for loan losses ("ALL") is an estimate of the losses that may be sustained in the loan portfolio. Please refer to the Allowance for Loan Losses section of Note 3 - Loans for detail on the allowance methodology. Management believes the ALL is appropriate as of June 30, 2012.

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

Results of Operations

Net income for the quarter ended June 30, 2012, was $0.8 million, a decline of $0.1 million or 5.4% from $0.9 million for the corresponding period in 2011. This decrease was primarily the result of a $0.1 million increase in salaries and employee benefits from the same period during 2011.

Year-to-date net income for the first six months of 2012 was $1.7 million, a decline of $0.1 million or 6.2% from $1.8 million for the comparable period in 2011. An increase in salaries and employee benefits of $0.2 million, partially offset by an increase of $0.1 million in gain on sale of loans were the primary factors in the decline for the first half of 2012 compared to the same period in 2011.

Net interest income for the quarter ended June 30, 2012 was relatively stable at $3.5 million for the quarters ended June 30, 2012 and 2011. Net interest income for the first six months of 2012 was $6.9 million, a $0.1 million or 0.8% decline from $7.0 million recognized during the same period in 2011. The following tables set forth a summary of the changes in average balances of interest-earning assets and interest-bearing liabilities as well as the amount of interest earned and interest paid with the resulting average yield or rate for both the current quarter and year-to-date:

	Three Months Ended June 30,
	2012			2011
($000s)	Average	Income	Average	Average	Income	Average
	Daily	and	Yield or	Daily	and	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans (1) (2)	$302,162	$3,851	5.10%	$297,894	$3,940	5.29%
Investment securities: (3)
Taxable securities	62,150	300	1.93%	46,775	302	2.59%
Nontaxable securities (2)	15,193	279	7.36%	21,082	381	7.23%
Federal funds sold	6,913	3	0.14%	9,787	4	0.14%
Other investments	10,777	26	0.96%	8,966	19	0.86%
Total earning assets	$397,195	$4,459	4.49%	$384,504	$4,646	4.83%

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	$21,215	$10	0.19%	$19,597	$9	0.19%
Savings accounts	22,776	17	0.30%	21,098	16	0.30%
Money market accounts	133,466	185	0.55%	119,334	225	0.75%
Time deposits	104,038	377	1.45%	115,722	520	1.80%
Other borrowed funds	39,111	257	2.63%	44,008	283	2.57%
Total interest-bearing liabilities	$320,606	$846	1.06%	$319,759	$1,053	1.32%

Net interest income and rate spread		$3,613	3.43%		$3,593	3.51%

Net yield on interest earning assets			3.64%			3.74%

	Six Months Ended June 30,
	2012			2011
($000s)	Average	Income	Average	Average	Income	Average
	Daily	and	Yield or	Daily	and	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans (1) (2)	$301,029	$7,641	5.08%	$298,294	$7,932	5.32%
Investment securities: (3)
Taxable securities	59,476	578	1.94%	42,859	547	2.55%
Nontaxable securities (2)	15,363	574	7.47%	23,154	873	7.54%
Federal funds sold	10,270	7	0.14%	13,025	11	0.17%
Other investments	14,453	67	0.93%	10,789	73	1.35%
Total earning assets	$400,591	$8,867	4.43%	$388,121	$9,436	4.86%

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	$21,878	$20	0.18%	$21,018	$20	0.19%
Savings accounts	22,048	33	0.30%	20,576	34	0.33%
Money market accounts	135,691	397	0.59%	119,032	465	0.78%
Time deposits	104,587	774	1.48%	116,988	1,074	1.84%
Other borrowed funds	39,392	519	2.63%	44,007	563	2.56%
Total interest-bearing liabilities	$323,596	$1,743	1.08%	$321,621	$2,156	1.34%

Net interest income and rate spread		$7,124	3.35%		$7,280	3.52%

Net yield on interest earning assets			3.56%			3.75%

(1) Nonaccrual loans are included in the average daily balance figure, but interest income associated with these loans is recognized under the cash basis method of accounting.

(2) The yield on tax-exempt loans and securities is computed on a fully taxable equivalent basis assuming a tax rate of 34%.

(3) Securities are shown at amortized cost.

The decline in net interest income for the quarter-ended June 30, 2012 was primarily due to a 66 basis point decline in the yield on taxable securities along with a $5.9 million decline in the average balance of tax-exempt municipal securities. The net interest rate spread on a tax equivalent basis declined 8 basis points during this period from 3.51% for the quarter ended June 30, 2011 to 3.43% for the most recent quarter. DBI's yield on earning assets declined 34 basis points from 4.83% for the quarter ended June 30, 2011 to 4.49% as of the quarter ended June 30, 2012. The reduction in the yield on earning assets was partially offset by a decline in the cost of funds of 26 basis points from 1.32% for the quarter ended June 30, 2011 to 1.06% during the second quarter of 2012. This reduction in the cost of funds was primarily impacted by a 35 basis point reduction in the rate and $11.7 million decline in average balances on certificates of deposits.

During the first six months of 2012, net interest income declined due in large part to a 61 basis point reduction in the yield on taxable securities along with a $7.8 million decrease in the average balance of tax-exempt municipal securities. The net interest rate spread on a tax equivalent basis fell 17 basis points compared to the first six months of the prior year from 3.52% at June 30, 2011 to 3.35% at June 30, 2012. The yield on earning assets fell 43 basis points during this period from 4.86% in 2011 to 4.43% in 2012 due in large part to a 24 basis point decline in the yield on loans during this same period. This decline in the yield on earning assets was partially offset by a decrease in the cost of funds of 26 basis points from 1.34% year-to-date 2011 to 1.08% for the same period in 2012. The reduction in the cost of funds was primarily impacted by a 36 basis point reduction in the rate and a $12.4 million decline in the average balances on certificates of deposits.

For each of the second quarters of 2012 and 2011, DBI's provision for credit losses was $0.2 million. Net charge-offs of $0.2 million were recognized in the second quarter of 2012 compared to net charge-offs of $0.5 million during the corresponding period in 2011. For each of the six months ended June 30, 2012 and 2011, DBI's provision for loan losses totaled $0.3 million. Net charge-offs for the current six-month period totaled $0.3 million versus $0.8 million for the comparable period in 2011.

Noninterest income for the three months ended June 30, 2012 was stable at $0.5 million compared to the corresponding period in 2011. During the second quarter of 2012, gains on the sale of loans to the secondary market were $0.1 million higher than the same period for 2011. This is due to an increase in the volume of loans sold of $4.4 million to $7.5 million. This improvement was offset by declines in the other noninterest income categories. Noninterest income for the six months ended June 30, 2012 was $1.1 million an increase of $0.1 million or 10.1% versus $1.0 million recorded during the six months ended June 30, 2011. This was primarily due to increases of $0.1 million in both service fees and commissions and gains on the sale of loans during the first half of 2012 compared to the first half of 2011. The increase in service fees and commissions is the result of a bonus insurance commission payment of $0.1 million from DSB's credit-life insurance carrier that was paid during March 2012. The bonus was paid as compensation for insurance policy sales levels realized in recent years and it will not be a recurring payment.

Noninterest expense increased $0.1 million or 3.6% to $2.6 million for the quarter ended June 30, 2012 compared to $2.5 million for the second quarter of 2011. An increase in salaries and employee benefits of $0.1 million when comparing the current quarter with the same period of 2011 is the primary reason for this increase. Higher health insurance costs along with additional staffing led to this increase. For the six months ended June 30, 2012, noninterest expense increased $0.1 million or 1.5% to $5.1 million compared to $5.0 million for the six months ended June 30, 2011. Salaries and employee benefits were $0.2 million higher during the first half of 2012 when compared to the same period for 2011. In addition to higher health insurance costs and staffing, there was an accrual adjustment made during the first quarter of 2011 to correct an over-accrual for 2010 bonuses. This adjustment was not repeated during 2012. A decline of $0.1 million in FDIC insurance premiums for the first six months of 2012 compared to the same period of 2011 partially offset the increase in salaries and employee benefit costs. The lower FDIC insurance premiums resulted from a new premium structure implemented by the FDIC effective April 1, 2011.

Additional OTTI credit loss was recognized during the most recent quarter on the two securities previously determined to be other-than-temporarily-impaired. The credit loss recognized through the income statement was $44,310 during the three months ended June 30, 2012 compared to $80,353 recognized during the second quarter of 2011 on one of the two securities. For both the six months ended June 30, 2012 and 2011, OTTI credit losses recognized on two securities previously determined to be other-than-temporarily-impaired totaled $0.1 million.

For both the three months ended June 30, 2012 and 2011, DBI recorded combined federal and state income tax expense of $0.4 million. These provisions reflect effective income tax rates of 34% for the second quarter of 2012 and 31% for the second quarter of 2011. DBI's combined statutory tax rate is 39%. The lower effective income tax rates are primarily due to certain federally tax exempt interest earned on state and local government investment securities. The effective tax rates for the six months ended June 30, 2012 and 2011 were 34% and 30%, respectively.

Financial Condition

Total assets decreased by $4.4 million between December 31, 2011 and June 30, 2012. Cash, cash equivalents and fed funds sold decreased by $19.7 million since December 31, 2011, while other investments declined $1.7 million during the same period. Increases in investment securities of $10.4 million and loans of $6.8 million during the first half of 2012 partially offset these declines.

The following table sets forth major types of loans, excluding loans held for sale, by primary collateral and the percentage of total loans for each type:

	June 30, 2012		December 31, 2011
$(000)s	Amount	%	Amount	%
Real Estate:
Residential	$71,535	23.5%	$72,656	24.4%
Commercial	60,709	19.9%	60,865	20.4%
Agricultural	82,213	27.0%	78,768	26.5%
Construction	10,504	3.4%	11,655	3.9%
	$224,961	73.8%	$223,944	75.2%
Commercial	40,286	13.2%	35,178	11.8%
Agricultural	28,810	9.5%	27,661	9.3%
Consumer and other	10,537	3.5%	11,049	3.7%
TOTAL	$304,594	100.0%	$297,832	100.0%

During 2011, management made the decision to purchase government guaranteed loans given the lack of quality loan growth potential currently available within DSB's lending market. As of June 30, 2012 there were approximately $13.9 million of government guaranteed loans recorded, of which $10.2 million are secured by agricultural real estate and $3.7 million by commercial real estate. The average maturity of the loans purchased is approximately 10 years. The premiums on the loans are being amortized over a three year period. Management will continue to evaluate DSB's loan portfolio and may make additional purchases as deemed appropriate. Management is authorized to invest up to $15 million in government guaranteed loan purchases.

The allowance for loan losses remained stable during the first half of 2012 at $6.6 million. Provisions of $0.3 million were added to the allowance in the first six months of 2012 and were partially offset by net charge-offs of approximately $0.3 million during the period. The allowance equals 2.16% of total loans as of June 30, 2012 compared to 2.21% at December 31, 2011. Nonaccrual loans totaled $7.2 million at June 30, 2012, a decrease of approximately $1.5 million compared to nonaccrual loans of $8.7 million at December 31, 2011.

The following table sets forth nonaccrual loans by major category:
	June 30,	December 31,
$(000)s	2012	2011
Secured By Real Estate:
Residential	$1,591	$2,195
Agricultural	116	0
Commercial	2,079	2,299
Construction	2,605	3,364
Subtotal Real Estate Loans	6,391	7,858
Secured by commercial assets	574	563
Secured by agricultural assets	0	0
Secured by other assets	203	235
TOTAL	$7,168	$8,656

DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 2.51% at June 30, 2012, compared to 3.58% at year-end 2011. As of June 30, 2012, management had identified $35.3 million of potential problem loans compared to $38.2 million at year-end 2011. Loan quality continues to be a concern and improving the portfolio is the primary focus for management. DBI has no accruing loans that are past due 90 days or more.

DBI's investment in other real estate (property acquired through foreclosure or in satisfaction of loans) decreased $0.4 million in the first six months of 2012. At June 30, 2012 the $0.4 million balance in other real estate comprised three construction/land development properties totaling $0.2 million, one property secured by agricultural-related real estate with an estimated value of $0.2 million and two residential real estate properties with an estimated value of $36,000. This compares to the seven parcels held at year-end 2011 consisting of $0.3 million in construction/land development properties, $0.2 million in commercial real estate, $0.2 million in agricultural-related real estate and $0.1 million in residential real estate.

The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate:
	June 30, 2012		December 31, 2011
		% of Total		% of Total
$(000)s	Amount	Loans	Amount	Loans

Nonaccrual Loans (1)	$7,168	2.4%	$8,656	2.9%
Restructured Accruing Loans	5,438	1.8%	4,449	1.4%
Accruing Loans Past Due
90 Days or More	0	0.0%	0	0.0%
Total	$12,606	4.1%	$13,105	4.3%
Other Real Estate	$439		$802

(1) Includes restructured loans of $2.8 million as of June 30, 2012 and $4.3 million as of December 31, 2011.

Total deposits declined $3.4 million at June 30, 2012 compared to balances at December 31, 2011. Noninterest-bearing deposits decreased by $6.2 million, or 13.0%, during the first half of 2012. Interest-bearing deposits increased $2.8 million or 1.0% between December 31, 2011 and June 30, 2012. Money market accounts increased $4.1 million or 3.1% during the first six months of 2012 and savings accounts increased $2.4 million or 11.2% during the same period. The trend in money market balances continues to increase given the current rate environment and depositors reluctance to commit to long-term rates. NOW account balances decreased $1.2 million or 5.4% since year-end 2011, while certificates of deposit also fell $2.5 million, or 2.4%, during the first half of 2012. Given the current interest rate environment, there has been a shift away from certificates of deposit into money market accounts as customers are reluctant to lock into a rate at this time. DBI's money market rates are comparable to its rates for short-term certificates of deposit.

Interest-bearing deposits consisted of the following:
$(000)s	6/30/2012	12/31/2011
NOW accounts	$21,073	$22,278
Savings accounts	23,488	21,129
Money market accounts	135,061	130,959
Certificates of deposit	103,467	105,957
TOTAL	$283,089	$280,323

Short-term borrowings decreased $0.5 million or 4.1% as of June 30, 2012 compared to December 31, 2011. Loan volume for DACC was relatively stable during the first quarter of 2012 thereby eliminating the need to advance funds against the line of credit at Agribank, FCB. Long-term borrowings declined $1.4 million or 5.0% since year-end 2011 due to maturities of FHLB advances.

Capital Resources

Stockholders' equity increased by $0.9 million to $56.9 million as of June 30, 2012 from $56.0 million at December 31, 2011 due primarily to earnings for the period of $1.7 million and a decrease in other comprehensive loss of $0.3 million that were partially offset by the dividend payable of $0.9 million and purchase of treasury stock of $0.1 million. As of June 30, 2012 DBI's leverage ratio was 13.7%, its risk-based core capital ratio was 18.3% and its risk-based total capital ratio was 19.5%. As of June 30, 2012, DSB's leverage ratio was 10.7% and its risk-based total capital ratio was 16.0%. DBI and DSB continue to maintain capital levels well above regulatory minimum levels established for "well-capitalized" institutions. DBI believes its and DSB's capital positions as June 30, 2012 are adequate under current economic conditions.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet its needs. DBI maintains liquid assets and established lines of credit to meet its liquidity needs. DBI's Board of Directors annually approves a Consolidated Contingent Liquidity Plan, which reviews the sources and uses of liquidity for DBI, DSB and DACC. Cash, cash equivalents and federal funds sold decreased $19.7 million or 46.7% to $22.4 million during the first six months of 2012 primarily due to the increases in investment securities of $10.4 million and loans of $6.8 million during this period. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows.

In addition to on-balance sheet sources of funds, DBI also has off-balance sheet sources available to meet liquidity needs. Specifically, DBI has unused lines of credit of $50.0 million as of June 30, 2012. This includes a $20.0 million line of credit with the Federal Reserve Bank of Chicago that was established in 1999. DSB has not borrowed on this line. DBI also has $78.0 million of eligible loans and securities that could be pledged to increase its available credit. Management believes DBI's and DSB's liquidity positions as of June 30, 2012 are adequate under current economic conditions.

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
	Contract or
	Notional Amount	Secured
(In thousands)	June 30, 2012	Portion
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$43,661	$39,543
Standby letters of credit and financial guarantees written	1,403	1,403

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2012, DBI did not sell any equity securities which were not registered under the Securities Act of 1033, as amended, or repurchase any of its equity securities.

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

DENMARK BANCSHARES, INC.

Date: August 8, 2012 /s/ John P. Olsen

John P. Olsen

President and CEO

Date: August 8, 2012 /s/ Dennis J. Heim

Dennis J. Heim

Vice President, CFO and Treasurer