Form 10-Q
period 2012-09-30
DENMARK BANCSHARES INC
filed 2012-11-13
CIK 885531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 12, 2012, there were 118,568 shares of the registrant's common stock (no par value) outstanding.

DENMARK BANCSHARES, INC.

TABLE OF CONTENTS

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2012

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

Item 4. Controls and Procedures 31

PART II. Other Information

Item 1A. Risk Factors 31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 32

Item 6. Exhibits 32

Signatures

32

Item 1. Financial Statements

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$19,406,882	$21,905,812
Federal funds sold	9,711,000	20,187,000
Investment securities available-for-sale, at fair value	81,341,530	67,610,693
Loans	303,600,177	297,832,116
Allowance for loan losses	(6,406,310)	(6,578,087)
Net loans	$297,193,867	$291,254,029
Loans held for sale	367,806	485,926
Premises and equipment, net	7,180,990	7,085,783
Other investments, at cost	2,741,480	4,404,811
Accrued interest receivable	1,411,433	1,244,473
Other assets	10,800,625	11,807,370
TOTAL ASSETS	$430,155,613	$425,985,897

Liabilities
Deposits
Noninterest-bearing	$43,881,301	$47,469,622
Interest-bearing	289,016,844	280,323,469
Total Deposits	$332,898,145	$327,793,091

Short-term borrowings	10,710,931	11,558,861
Accrued interest payable	296,267	334,178
Other liabilities	1,133,864	1,794,808
Long-term debt	27,057,099	28,481,999
Total Liabilities	$372,096,306	$369,962,937
Stockholders' Equity
Common stock, no par value, authorized 640,000 shares; outstanding 118,568 shares at 9/30/12 and 118,917 shares at 12/31/11	$18,173,975	$18,173,975
Treasury stock shares, at cost (2,962 at 9/30/12 and 2,613 at 12/31/11)	(2,272,445)	(2,125,865)
Paid in capital	469,986	469,986
Retained earnings	41,703,655	39,918,706
Accumulated other comprehensive loss	(15,864)	(413,842)
Total Stockholders' Equity	$58,059,307	$56,022,960
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$430,155,613	$425,985,897

The accompanying notes are an integral part of these financial statements.

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Interest Income
Loans including fees	$3,820,552	$3,842,778	$11,454,139	$11,766,974
Investment securities:
Taxable	290,599	312,467	868,726	859,684
Exempt from federal tax	157,196	228,527	536,036	804,398
Interest on federal funds sold	3,457	3,579	10,593	14,552
Other interest income	20,884	18,306	87,778	91,203
	$4,292,688	$4,405,657	$12,957,272	$13,536,811
Interest Expense
Deposits	$530,389	$724,852	$1,754,300	$2,317,112
Short-term borrowings	14,430	26,770	44,808	84,121
Long-term debt	239,489	250,967	728,030	756,977
	$784,308	$1,002,589	$2,527,138	$3,158,210
Net interest income	$3,508,380	$3,403,068	$10,430,134	$10,378,601
Provision for Loan Losses	225,000	150,000	525,000	450,000
Net interest income after provision for loan losses	$3,283,380	$3,253,068	$9,905,134	$9,928,601
Other Income
Service fees and commissions	$228,230	$222,531	$752,331	$669,946
Loan sale gains	195,623	64,087	430,693	183,186
Investment security gains	203,183	0	203,183	31,953
Other	203,109	197,324	544,327	598,539
	$830,145	$483,942	$1,930,534	$1,483,624
Other-than-Temporary Impairment Losses, Net
Total other-than-temporary impairment losses	$944,563	$1,028,888	$1,733,379	$1,028,888
Amount in other comprehensive income, before taxes	(901,394)	(983,401)	(1,613,025)	(878,574)
	$43,169	$45,487	$120,354	$150,314
Other Expense
Salaries and employee benefits	$1,595,732	$1,553,044	$4,774,048	$4,565,844
Occupancy expenses	243,742	223,936	694,245	707,982
FDIC Insurance	75,000	74,000	224,463	320,000
Data processing expenses	242,818	195,337	655,940	588,291
Professional fees	102,647	89,327	298,704	274,659
Amortization of intangibles	16,032	48,097	112,228	144,293
Loss on sale of other real estate	68,389	48,143	231,771	66,034
Other real estate expenses	6,591	21,310	27,624	175,505
Other operating expenses	210,320	214,995	657,960	664,063
	$2,561,271	$2,468,189	$7,676,983	$7,506,671
Income before income taxes	$1,509,085	$1,223,334	$4,038,331	$3,755,240
Income tax expense	534,746	375,241	1,393,764	1,126,086
NET INCOME	$974,339	$848,093	$2,644,567	$2,629,154
Per Share
Net income	$8.22	$7.13	$22.28	$22.11
Dividends declared	$7.25	$7.25	$7.25	$7.25
Weighted average shares outstanding	118,568	118,917	118,677	118,917

The accompanying notes are an integral part of these financial statements.

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2012	2011
Net income	$2,644,567	$2,629,154
Other comprehensive income, net of tax
Unrealized gains on securities
Unrealized holding gains arising during period	841,362	281,978
Less: Reclassification adjustment for gains included in net income	82,829	150,314
Other comprehensive income	758,533	432,292
Income tax benefit related to items of other comprehensive income	(360,555)	(129,249)
Other comprehensive income, net of tax	$397,978	$303,043
Comprehensive income	$3,042,545	$2,932,197

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)

	Common Stock				Accumulated
					Other
			Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance, December 31, 2011	118,917	$16,048,110	$469,986	$39,918,706	($413,842)	$56,022,960
Comprehensive income
Net income				2,644,567		2,644,567
Other comprehensive income, net of tax
Change in unrealized loss on securities available-for-sale,
net of reclassification adjustment					397,978	397,978
Total comprehensive income						$3,042,545
Treasury stock acquisitions	(349)	(146,580)				(146,580)
Cash dividends, $7.25 per share				(859,618)		(859,618)
Balance, September 30, 2012	118,568	$15,901,530	$469,986	$41,703,655	($15,864)	$58,059,307

The accompanying notes are an integral part of these financial statements.

Denmark Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$2,644,567	$2,629,154
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	284,347	300,391
Provision for credit losses	525,000	450,000
Amortization of intangibles	112,228	144,293
Gains on sales of loans	(430,693)	(183,186)
Loss on sale of other real estate and other assets	231,588	66,033
Gains on sale of securities	(203,183)	(31,953)
Loss on investment securities impairment write-downs	120,354	150,314
Amortization of bond premium	593,378	365,643
Accretion of bond discount	(66,981)	(133,183)
Mortgage loans originated for sale	(26,394,237)	(12,348,289)
Proceeds from sale of mortgage loans	26,512,358	14,846,232
Income from bank owned life insurance	(202,923)	(197,648)
Increase in interest receivable	(166,960)	(134,469)
Decrease in interest payable	(37,911)	(59,536)
Other, net	473,119	483,899
Net Cash Provided by Operating Activities	$3,994,051	$6,347,695
Cash Flows from Investing Activities:
Maturities and sales of available-for-sale securities	$20,930,183	$20,127,771
Purchases of available-for-sale securities	(34,346,055)	(22,753,354)
Money market mutual funds, net	0	(977,224)
Proceeds from sale of FHLB common stock	1,663,331	0
Federal funds sold, net	10,476,000	7,310,000
Proceeds from sale of foreclosed assets	420,146	922,266
Net (increase) decrease in loans made to customers	(6,220,910)	1,212,397
Capital expenditures	(379,554)	(116,059)
Net Cash Provided by (Used in) Investing Activities	($7,456,859)	$5,725,797
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	$5,105,054	($5,267,324)
Purchase of treasury stock	(146,580)	0
Dividends paid	(1,721,766)	(1,724,297)
Debt proceeds	2,227,070	1,995,815
Debt repayments	(4,499,900)	(5,825,000)
Net Cash (Provided by) Used in Financing Activities	$963,878	($10,820,806)
Net (decrease) increase in cash and cash equivalents	($2,498,930)	$1,252,686
Cash and cash equivalents, beginning	21,905,812	16,917,728
CASH AND CASH EQUIVALENTS, ENDING	$19,406,882	$18,170,414
Noncash Investing Activities:
Loans transferred to foreclosed properties	$186,764	$2,018,860

Supplemental Cash Flow Disclosures:
Cash paid for interest	$2,570,460	$2,381,061
Cash paid for income taxes	1,062,000	766,980
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

Deregistration

- On August 31, 2012, following passage of the Jumpstart Our Business Startups Act, which increased the number of shareholders of record threshold for deregistration under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act") for banks and bank holding companies, DBI filed a Schedule 13E-3 and preliminary proxy statement with the Securities and Exchange Commission ("SEC") related to a proposed going-private transaction that would, subject to shareholder approval, establish two separate and distinct classes of DBI's common stock, Class A voting common stock and Class B non-voting common stock, and reclassify shareholders of record of less than 15 shares of DBI's common stock into shares of Class B common stock. DBI intends to hold a special meeting of its shareholders prior to the end of 2012 to approve the going-private transaction and, if approved, to promptly thereafter file a Form 15 with the SEC giving notice of termination of the registration of DBI's common stock under Section 12(g) of the Exchange Act. The termination of DBI's registration would then become effective 90 days after filing the Form 15 and would result in DBI no longer being required to file annual or periodic reports under Section 13 or 15(d) of the Exchange Act, including annual reports on Form 10-K, quarterly reports on Form 10- and current reports on Form 8-K, or to comply with the proxy rules or file proxy materials under section 14 of the Exchange Act. Furthermore, DBI's directors and executive officers will no longer be required to comply with the requirements of Section 16 of the Exchange Act. DBI would not be required to re-register its common stock until such time as it had 2,000 or more shareholders of record in any one class of its common stock as of the end of any calendar year.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair market value of securities available-for-sale were as follows:

	September 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government-sponsored agencies	$4,500,000	$11,200	$0	$4,511,200
U.S. Government-sponsored agency MBS	39,395,317	747,242	(29,750)	40,112,809
State and local governments	27,560,746	1,101,935	(46,483)	28,616,198
Asset-backed securities	2,456,474	0	(724)	2,455,750
Residential mortgage-backed securities	7,455,432	20,361	(1,830,220)	5,645,573
	$81,367,969	$1,880,738	($1,907,177)	$81,341,530

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government-sponsored agencies	$3,500,000	$17,050	$0	$3,517,050
U.S. Government-sponsored agency MBS	31,729,409	505,292	(8,172)	32,226,529
State and local governments	24,628,519	1,032,038	(192,058)	25,468,499
Residential mortgage-backed securities	8,537,737	26,590	(2,165,712)	6,398,615
	$68,395,665	$1,580,970	($2,365,942)	$67,610,693

Proceeds of $4.1 million from normal pay-downs, $3.0 million from the sale of 15 securities and $0.9 million from calls were received during the third quarter of 2012. On a year-to-date basis for 2012, proceeds of $11.1 million from normal pay-downs, $6.1 million from calls, $3.0 million from securities sales and $0.5 million in maturities were received. Purchases for the quarter-ended September 30, 2012 comprised $4.0 million in agency mortgage-backed securities ("MBS"), $3.0 million of tax-exempt municipals, $2.4 million in asset-backed securities, $1.0 million in agencies and $0.9 million of taxable municipals. For the nine-months ended September 30, 2012 purchases of $19.1 million in agency MBS, $4.0 million of agencies, $5.9 million of tax-exempt municipals, $2.9 million of taxable municipals and $2.4 million in asset-backed securities were made.

The amortized cost and estimated fair values of securities at September 30, 2012, by maturity were as follows:

	Securities Available-for-Sale
		Estimated
	Amortized	Fair
Amounts Maturing	Cost	Value
Within one year	$4,640,528	$4,646,691
From one through five years	40,499,640	40,409,603
From five through ten years	24,451,655	24,491,724
After ten years	11,776,146	11,793,512
	$81,367,969	$81,341,530

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

At September 30, 2012, twenty-two debt securities have unrealized losses with aggregate depreciation of 9.3% from DSB's amortized cost basis. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

September 30, 2012	Less Than Twelve Months		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
Securities Available for Sale	Losses	Value	Losses	Value
U.S. Government-sponsored agencies	$0	$0	$0	$0
U.S. Government-sponsored agency MBS	29,750	5,918,015	0	0
State and local governments	21,468	4,935,622	25,015	385,482
Asset-backed securities	724	2,455,750	0	0
Residential MBS	2,058	295,604	1,828,162	4,606,185
Total securities available for sale	$54,000	$13,604,991	$1,853,177	$4,991,667

December 31, 2011	Less Than Twelve Months		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
Securities Available for Sale	Losses	Value	Losses	Value
U.S. Government-sponsored agency MBS	$8,172	$2,388,919	$0	$0
State and local governments	14,144	817,753	177,914	1,808,504
Residential MBS	0	0	2,165,712	5,359,064
Total securities available for sale	$22,316	$3,206,672	$2,343,626	$7,167,568

All securities with unrealized losses are assessed to determine if the impairment is other-than-temporary. Factors that are evaluated include the mortgage loan types supporting the securities, delinquency and foreclosure rates, credit support, weighted average loan-to-value, and year of origination, among others.

Currently, a quarterly analysis by a third party is performed on three residential MBS secured by non-traditional loan types in order to determine whether they are other-than-temporarily impaired ("OTTI"). The purpose of the third party evaluation is to determine if the present value of the expected cash flows is less than the amortized costs, thereby resulting in credit loss, in accordance with the authoritative accounting guidance under FASB ASC Topic 320. The third party determines an estimated fair value for each security based on discounted cash flow analyses. The estimates are based on the following key valuation assumptions - collateral, cash flows, prepayment assumptions, default rates, loss severity, liquidation lag, bond waterfall and internal rate of return. Since there is currently no active secondary market for these types of securities due to the non-traditional loan types supporting the securities, these valuations are considered Level 3 inputs as defined in Note 5 - Fair Value Measurement. Additional securities may be analyzed in the future if deemed necessary to determine whether they are OTTI and if so, if any possible credit loss exists.

Two of the three securities supported by non-traditional loan types were previously found to have credit losses since a portion of the unrealized losses is due to an expected cash flow shortfall. As such, these securities were determined to be OTTI. DBI does not intend to sell the investments and it is not more likely than not that DBI will be required to sell the securities before the anticipated recovery of their remaining amortized cost bases, which may be maturity. The analysis on the third security did not reveal any credit loss nor was the security found to be OTTI. The total credit loss that was recognized in earnings through December 31, 2011 was $0.6 million. The analysis performed as of September 30, 2012 resulted in an additional $43,169 of credit loss that was recorded through the income statement during the current period on one of the OTTI securities. This results in a total credit loss for the first nine months of 2012 of $120,354 being recognized. Unrealized losses on the three securities analyzed by the third party were recognized through accumulated other comprehensive loss on the balance sheet as of September 30, 2012, net of tax, in the amount of $1.1 million.

The unrealized losses on the remainder of the residential MBS are due to the distressed and illiquid markets for collateralized mortgage obligations. The securities are investments in senior tranches with adequate credit support from subordinate tranches, are supported by traditional mortgage loans that originated between 2002 and 2005, have low delinquency and foreclosure rates, and reasonable loan-to-value ratios. DBI does not consider these investments to be OTTI at September 30, 2012.

Changes in credit losses recognized for securities with OTTI were as follows:

	For the Nine Months Ended		For the Year Ended
	September 30,		December 31,
	2012	2011	2011
Credit losses recognized in earnings, beginning of period	($637,245)	($432,488)	($432,488)
Credit losses for OTTI not previously recognized	(120,354)	(150,314)	(204,757)
Credit losses recognized in earnings, end of period	($757,599)	($582,802)	($637,245)

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

Major categories of loans included in the loan portfolio are as follows:

	September 30,	December 31,
	2012	2011
Real Estate:
Residential	$70,114,164	$72,655,569
Commercial	59,090,321	60,864,761
Agricultural	76,039,949	78,767,692
Construction	13,304,574	11,655,550
	218,549,008	223,943,572

Commercial	41,007,441	35,178,049
Agricultural	33,433,291	27,661,420
Consumer and other	10,610,437	11,049,075
TOTAL	$303,600,177	$297,832,116

The following table presents information related to the average recorded investment and interest income recognized on impaired loans for the nine months ended September 30, 2012 and September 30, 2011:

	Nine months ended
	September 30, 2012		September 30, 2011
$(000)s	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance:
Residential Real Estate	$1,353	$16	$579	$10
Commercial Real Estate	2,256	22	2,054	28
Construction & Land Dev	366	4	2,941	80
Agricultural Real Estate	0	0	0	0
Commercial	810	12	1,228	10
Agricultural	0	0	0	0
Consumer	0	0	44	1

With a related allowance:
Residential Real Estate	$1,071	$16	$1,088	$2
Commercial Real Estate	1,872	32	2,964	(6)
Construction & Land Dev	4,492	39	2,835	60
Agricultural Real Estate	0	0	246	2
Commercial	58	0	103	2
Agricultural	0	0	0	0
Consumer	0	0	148	0

Total:
Residential Real Estate	$2,424	$32	$1,667	$12
Commercial Real Estate	4,128	54	5,018	22
Construction & Land Dev	4,858	43	5,776	140
Agricultural Real Estate	0	0	246	2
Commercial	868	12	1,331	12
Agricultural	0	0	0	0
Consumer	0	0	192	1
Total	$12,278	$141	$14,230	$189

The following tables show the investment in impaired loans and the corresponding allowance for those loans as of September 30, 2012 and December 31, 2011:

Impaired Loans

$(000)s		Unpaid
	Recorded	Principal	Related
September 30, 2012	Investment	Balance	Allowance
With no related allowance:
Residential Real Estate	$1,174	$1,333	$0
Commercial Real Estate	1,785	2,079	0
Construction & Land Dev	243	243	0
Agricultural Real Estate	0	0	0
Commercial	836	895	0
Agricultural	0	0	0
Consumer	0	0	0

With a related allowance:
Residential Real Estate	$973	$1,067	$168
Commercial Real Estate	1,706	1,841	505
Construction & Land Dev	4,420	4,470	1,030
Agricultural Real Estate	0	0	0
Commercial	51	57	27
Agricultural	0	0	0
Consumer	0	0	0

Total:
Residential Real Estate	$2,147	$2,400	$168
Commercial Real Estate	3,491	3,920	505
Construction & Land Dev	4,663	4,713	1,030
Agricultural Real Estate	0	0	0
Commercial	887	952	27
Agricultural	0	0	0
Consumer	0	0	0
Total	$11,188	$11,985	$1,730

$(000)s		Unpaid
	Recorded	Principal	Related
December 31, 2011	Investment	Balance	Allowance
With no related allowance:
Residential Real Estate	$805	$841	$0
Commercial Real Estate	1,433	1,698	0
Construction & Land Dev	2,658	2,658	0
Agricultural Real Estate	0	0	0
Commercial	890	935	0
Agricultural	0	0	0
Consumer	43	43	0

With a related allowance:
Residential Real Estate	$1,190	$1,392	$171
Commercial Real Estate	2,482	2,615	721
Construction & Land Dev	2,832	2,832	580
Agricultural Real Estate	0	0	0
Commercial	38	41	14
Agricultural	0	0	0
Consumer	142	144	129

Total:
Residential Real Estate	$1,995	$2,233	$171
Commercial Real Estate	3,915	4,313	721
Construction & Land Dev	5,490	5,490	580
Agricultural Real Estate	0	0	0
Commercial	928	976	14
Agricultural	0	0	0
Consumer	185	187	129
Total	$12,513	$13,199	$1,615

Recorded Investment in Financing Receivables

	September 30,
	2012		2011		December 31, 2011
		Ending Balance		Ending Balance		Ending Balance
		Individually		Individually		Individually
$(000)s	Ending	Evaluated	Ending	Evaluated	Ending	Evaluated
	Balance	for Impairment	Balance	for Impairment	Balance	for Impairment
Residential Real Estate	$70,114	$2,147	$75,384	$1,632	$72,656	$1,995
Commercial Real Estate	59,090	3,491	60,420	4,491	60,865	3,915
Construction & Land Dev	13,305	4,663	13,144	5,769	11,655	5,490
Agricultural Real Estate	76,040	0	76,893	246	78,768	0
Commercial	41,008	887	35,090	1,083	35,178	928
Agricultural	33,433	0	24,104	0	27,661	0
Consumer	10,610	0	10,476	189	11,049	185
Unallocated	0	0	0	0	0	0
Total	$303,600	$11,188	$295,511	$13,410	$297,832	$12,513

Allowance for Loan Losses

For the Nine Months Ended September 30, 2012 and 2011

$(000)s						Ending Balance
	Beginning				Ending	Individually
	Balance				Balance	Evaluated
2012	1/1/2012	Charge-offs	Recoveries	Provision	9/30/2012	for Impairment
Residential Real Estate	$1,132	($414)	$14	$350	$1,082	$168
Commercial Real Estate	2,858	(180)	13	(245)	2,446	505
Construction & Land Dev	1,163	0	0	673	1,836	1,030
Agricultural Real Estate	198	0	0	162	360	0
Commercial	202	(6)	16	56	268	27
Agricultural	263	0	0	35	298	0
Consumer	150	(151)	11	11	21	0
Unallocated	612	0	0	(517)	95	0
Total	$6,578	($751)	$54	$525	$6,406	$1,730

						Ending Balance
$(000)s	Beginning				Ending	Individually
	Balance				Balance	Evaluated
2011	1/1/2011	Charge-offs	Recoveries	Provision	9/30/2011	for Impairment
Residential Real Estate	$1,429	($50)	$124	($125)	$1,378	$230
Commercial Real Estate	2,849	(461)	6	174	2,568	693
Construction & Land Dev	880	(225)	25	459	1,139	478
Agricultural Real Estate	204	0	0	48	252	40
Commercial	278	(252)	40	173	239	52
Agricultural	347	0	7	(131)	223	0
Consumer	160	(15)	4	4	153	131
Unallocated	718	0	0	(152)	566	0
Total	$6,865	($1,003)	$206	$450	$6,518	$1,624

Nonaccrual loans totaled $6.2 million and $8.7 million at September 30, 2012 and December 31, 2011, respectively. There were no loans past due ninety days or more and still accruing. A schedule of loans by the number of days past due (including nonaccrual loans) along with a schedule of credit quality indicators follows:

Age Analysis of Past Due Financing Receivables

	30-89 Days	90 Days	Total		Total Financing
$(000)s	Past Due	& Over	Past Due	Current	Receivables

September 30, 2012
Residential Real Estate	$929	$332	$1,261	$68,853	$70,114
Commercial Real Estate	127	681	808	58,282	59,090
Construction & Land Dev	0	714	714	12,591	13,305
Agricultural Real Estate	1,085	116	1,201	74,839	76,040
Commercial	8	360	368	40,640	41,008
Agricultural	90	0	90	33,343	33,433
Consumer	19	26	45	10,565	10,610

Total	$2,258	$2,229	$4,487	$299,113	$303,600
	30-89 Days	90 Days	Total		Total Financing
$(000)s	Past Due	& Over	Past Due	Current	Receivables

December 31, 2011
Residential Real Estate	$1,319	$866	$2,185	$70,471	$72,656
Commercial Real Estate	1,103	1,074	2,177	58,688	60,865
Construction & Land Dev	0	1,452	1,452	10,203	11,655
Agricultural Real Estate	0	0	0	78,768	78,768
Commercial	185	200	385	34,793	35,178
Agricultural	0	0	0	27,661	27,661
Consumer	63	81	144	10,905	11,049

Total	$2,670	$3,673	$6,343	$291,489	$297,832

Credit Quality Indicators

$(000)s		Special
September 30, 2012	Non-Classified	Mention	Substandard	Doubtful	Total
Residential Real Estate	$57,241	$5,848	$5,280	$1,745	$70,114
Commercial Real Estate	48,261	5,703	2,725	2,401	59,090
Construction & Land Dev	7,106	931	2,712	2,556	13,305
Agricultural Real Estate	69,852	5,363	825	0	76,040
Commercial	37,313	2,383	1,132	180	41,008
Agricultural	30,884	2,549	0	0	33,433
Consumer	10,483	78	28	21	10,610
Total	$261,140	$22,855	$12,702	$6,903	$303,600
$(000)s		Special
December 31, 2011	Non-Classified	Mention	Substandard	Doubtful	Total
Residential Real Estate	$58,960	$6,277	$6,501	$918	$72,656
Commercial Real Estate	49,547	3,668	4,787	2,863	60,865
Construction & Land Dev	4,691	898	4,154	1,912	11,655
Agricultural Real Estate	70,412	8,356	0	0	78,768
Commercial	32,600	1,250	1,164	164	35,178
Agricultural	23,779	3,882	0	0	27,661
Consumer	10,678	102	127	142	11,049
Total	$250,667	$24,433	$16,733	$5,999	$297,832

Modifications

As of September 30, 2012

		Pre-Modification	Post-Modification	Recorded	Impact to
$(000)s	Number of	Recorded	Recorded	Investment	Allowance
	Contracts	Investment	Investment	as of 9/30/2012	for Credit Losses
Residential Real Estate	5	$480	$354	$353	$254
Total	5	$480	$354	$353	$254

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

In July 2012, FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The provisions of this update permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test, as is currently required by GAAP. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Since DBI does not have any indefinite-lived intangible asses, the adoption of ASU No. 2012-02 is not anticipated to have any impacted on DBI's financial statements.

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

Assets Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis, are summarized in the table below:

	September 30, 2012
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Fair Value
U.S. Government-sponsored agencies	$0	$4,511,200	$0	$4,511,200
U.S. Government-sponsored agency MBS	0	40,112,809	0	40,112,809
State and local governments	0	28,616,198	0	28,616,198
Asset-backed securities	0	2,455,750	0	2,455,750
Residential MBS	0	2,047,348	3,598,225	5,645,573
Total securities available for sale	$0	$77,743,305	$3,598,225	$81,341,530

	December 31, 2011
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Fair Value
U.S. Government-sponsored agencies	$0	$3,517,050	$0	$3,517,050
U.S. Government-sponsored agency MBS	0	32,226,529	0	32,226,529
State and local governments	0	25,468,499	0	25,468,499
Residential MBS	0	2,355,680	4,042,935	6,398,615
Total securities available for sale	$0	$63,567,758	$4,042,935	$67,610,693

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Available-
for-Sale
Securities
Beginning balance, January 1, 2012	$4,042,935
Total realized and unrealized gains/(losses):
Included in earnings	(120,354)
Included in other comprehensive income	194,999
Purchases, issuances, sales and settlements
Purchases	0
Issuances	0
Sales	0
Settlements	(519,355)
Transfers into Level 3	0
Transfers out of Level 3	0
Ending balance, September 30, 2012	$3,598,225

Assets Recorded at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis, are summarized in the following table:

	September 30, 2012
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Fair Value
Loans held for sale	$0	$367,806	$0	$367,806
Other real estate owned	0	336,719	0	336,719
Impaired loans	0	0	10,634,032	10,634,032
Total Assets	$0	$704,525	$10,634,032	$11,338,557

	December 31, 2011
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Fair Value
Loans held for sale	$0	$485,926	$0	$485,926
Other real estate owned	0	801,689	0	801,689
Impaired loans	0	0	13,260,619	13,260,619
Total Assets	$0	$1,287,615	$13,260,619	$14,548,234

The tables below summarize fair value of financial assets and liabilities at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Carrying	Fair	Fair Value Hierarchy Level
	Amount	Value	Level 1	Level 2	Level 3
$(000s)
Financial Assets
Cash and federal funds sold	$29,118	$29,118	$29,118	$0	$0
Investment securities	81,341	81,341	0	77,743	3,598
Loans, net of allowance for loan losses	297,194	298,277	0	0	298,277
Loans held for sale	368	368	0	368	0
Bank owned life insurance	7,286	7,286	0	7,286	0
Other investments, at cost	2,741	2,741	0	0	2,741
TOTAL	$418,048	$419,131	$29,118	$85,397	$304,616
Financial Liabilities
Deposits	$332,898	$334,074	$0	$0	$334,074
Borrowings	37,768	39,873	0	0	39,873
TOTAL	$370,666	$373,947	$0	$0	$373,947

	December 31, 2011
	Carrying	Fair	Fair Value Hierarchy Level
	Amount	Value	Level 1	Level 2	Level 3
$(000s)
Financial Assets
Cash and federal funds sold	$42,093	$42,093	$42,093	$0	$0
Investment securities	67,611	67,611	0	63,568	4,043
Loans, net of allowance for loan losses	291,254	291,427	0	0	291,427
Loans held for sale	486	486	0	486	0
Bank owned life insurance	7,083	7,083	0	7,083	0
Other investments, at cost	4,405	4,405	0	0	4,405
TOTAL	$412,932	$413,105	$42,093	$71,137	$299,875
Financial Liabilities
Deposits	$327,793	$328,864	$0	$0	$328,864
Borrowings	40,041	41,935	0	0	41,935
TOTAL	$367,834	$370,799	$0	$0	$370,799

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Denmark Bancshares, Inc. and Subsidiaries
Selected Quarterly Financial Data
(Unaudited)

Financial Highlights
	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
($000s, except per share data)	2012	2012	2012	2011	2011

Operating Results
Interest income	$4,292	$4,360	$4,305	$4,340	$4,406
Interest expense	784	847	896	946	1,003
Net interest income	3,508	3,513	3,409	3,394	3,403
Provision for loan losses	225	150	150	150	150
Noninterest income	830	505	596	539	484
Noninterest expense	2,604	2,621	2,572	2,328	2,514
Net income	974	821	849	982	848

Per Share Data
Net income per share	$8.22	$6.93	$7.14	$8.26	$7.13
Book value per share	$489.67	$480.21	$479.09	$471.11	$470.88

Financial Condition (1)
Total Loans	$303,600	$304,594	$301,606	$297,832	$295,511
Allowance for credit losses	6,406	6,585	6,603	6,578	6,518
Investment securities	81,342	78,031	76,787	67,611	65,757
Assets	430,156	421,540	422,731	425,986	412,560
Deposits	332,898	324,367	324,922	327,793	315,232
Other borrowed funds	37,768	38,151	39,683	40,041	39,759
Stockholders' equity	58,059	56,938	56,804	56,023	55,996

Financial Ratios
Return on average equity	6.77%	5.77%	5.99%	7.14%	6.20%
Return on average assets	0.93%	0.79%	0.80%	0.96%	0.83%
Interest rate spread	3.33%	3.33%	3.17%	3.37%	3.29%
Average equity to average assets	13.67%	13.60%	13.39%	13.23%	13.37%
Allowance for loan losses
to total loans (1)	2.11%	2.16%	2.19%	2.21%	2.21%
Non-performing loans to allowance for
loan losses (1)	96%	109%	137%	132%	125%
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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") into law. This legislation makes extensive changes to the laws regulating financial services firms and requires significant rulemaking, some of which has yet to be finalized. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. While the full effects of the legislation on DBI and DSB cannot yet be determined, this legislation is generally perceived as negatively impacting the banking industry. This legislation may result in higher compliance and other costs, reduced revenues and higher capital and liquidity requirements, among other things, which could adversely affect DBI's and DSB's business.

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

Allowance for Loan Losses

The allowance for loan losses ("ALL") is an estimate of the losses that may be sustained in the loan portfolio. Please refer to the Allowance for Loan Losses section of Note 3 - Loans for detail on the allowance methodology. Management believes the ALL is appropriate as of September 30, 2012.

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

Results of Operations

Net income for the quarter ended September 30, 2012, was $1.0 million, an increase of $0.1 million or 14.9% from $0.9 million for the corresponding period in 2011. This increase was primarily the result of $0.2 million security sales gains, a $0.1 million increase in loan sales gains and a $0.1 million improvement in net interest income from the same period during 2011. These items were partially offset by a $0.1 million increase in the provision for loan losses and a $0.2 million increase in tax expense for the period.

Year-to-date net income for the first nine months of 2012 was steady at $2.6 million when compared to the same period in 2011.

Net interest income was $3.5 million for the quarter ended September 30, 2012, an increase of $0.1 million or 3.1% from $3.4 million during the third quarter of 2011. Net interest income for the first nine months of 2012 as well as the first nine months of 2011 was $10.4 million. The following tables set forth a summary of the changes in average balances of interest-earning assets and interest-bearing liabilities as well as the amount of interest earned and interest paid with the resulting average yield or rate for both the current quarter and year-to-date 2012:

	Three Months Ended September 30,
	2012			2011
($000s)	Average	Income	Average	Average	Income	Average
	Daily	and	Yield or	Daily	and	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans (1) (2)	$304,839	$3,825	5.02%	$296,619	$3,847	5.19%
Investment securities: (3)
Taxable securities	62,521	291	1.86%	50,388	313	2.48%
Nontaxable securities (2)	15,148	238	6.29%	18,142	346	7.63%
Federal funds sold	9,776	3	0.14%	10,677	4	0.13%
Other investments	6,616	21	1.26%	11,250	18	0.65%
Total earning assets	$398,900	$4,378	4.39%	$387,076	$4,528	4.68%

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	$23,184	$11	0.18%	$19,765	$9	0.18%
Savings accounts	23,240	16	0.28%	21,201	16	0.30%
Money market accounts	136,063	140	0.41%	123,042	229	0.74%
Time deposits	102,517	363	1.42%	111,291	471	1.69%
Other borrowed funds	37,812	254	2.69%	42,533	278	2.61%
Total interest-bearing liabilities	$322,816	$784	0.97%	$317,832	$1,003	1.26%

Net interest income and rate spread		$3,594	3.42%		$3,525	3.42%

Net yield on interest earning assets			3.60%			3.64%

	Nine Months Ended September 30,
	2012			2011
($000s)	Average	Income	Average	Average	Income	Average
	Daily	and	Yield or	Daily	and	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans (1) (2)	$302,308	$11,466	5.06%	$297,729	$11,779	5.28%
Investment securities: (3)
Taxable securities	60,499	869	1.91%	45,397	860	2.52%
Nontaxable securities (2)	15,291	812	7.08%	21,465	1,219	7.57%
Federal funds sold	10,104	10	0.14%	12,234	15	0.16%
Other investments	11,821	88	0.99%	10,944	91	1.11%
Total earning assets	$400,023	$13,245	4.41%	$387,769	$13,964	4.80%

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	$22,316	$30	0.18%	$20,596	$29	0.19%
Savings accounts	22,448	49	0.29%	20,787	50	0.32%
Money market accounts	135,816	538	0.53%	120,383	693	0.77%
Time deposits	103,892	1,137	1.46%	115,068	1,545	1.79%
Other borrowed funds	38,862	773	2.65%	43,386	841	2.58%
Total interest-bearing liabilities	$323,334	$2,527	1.04%	$320,220	$3,158	1.32%

Net interest income and rate spread		$10,718	3.37%		$10,806	3.48%

Net yield on interest earning assets			3.57%			3.72%

(1) Nonaccrual loans are included in the average daily balance figure, but interest income associated with these loans is recognized under the cash basis method of accounting.

(2) The yield on tax-exempt loans and securities is computed on a fully taxable equivalent basis assuming a tax rate of 34%.

(3) Securities are shown at amortized cost.

Net interest income for the quarter-ended September 30, 2012 was stable when compared to the same period of 2011. The net interest rate spread on a tax equivalent basis was 3.42% for both the quarter ended September 30, 2012 and 2011. DBI's yield on earning assets declined 29 basis points from 4.68% for the quarter ended September 30, 2011 to 4.39% as of the quarter ended September 30, 2012. This was due in large part to a decline in the yield on tax-exempt securities of 134 basis points and a decline of 62 basis points in the yield on taxable securities for the current quarter when compared to the same period of 2011. The reduction in the yield on earning assets was offset by a decline in the cost of funds of 29 basis points from 1.26% for the quarter ended September 30, 2011 to 0.97% during the third quarter of 2012. This reduction in the cost of funds was primarily impacted by a 33 basis point reduction in the rate on money market accounts and a shift in average balances from higher cost certificates of deposits to lower cost money market accounts.

During the first nine months of 2012, the net interest rate spread on a tax equivalent basis fell 11 basis points compared to the first nine months of the prior year from 3.48% at September 30, 2011 to 3.37% at September 30, 2012. The yield on earning assets fell 39 basis points during this period from 4.80% in 2011 to 4.41% in 2012 due in large part to a 22 basis point decline in the yield on loans as well as a 61 basis point reduction in the yield on taxable securities during this same period. This decline in the yield on earning assets was partially offset by a decrease in the cost of funds of 28 basis points from 1.32% year-to-date 2011 to 1.04% for the same period in 2012. The reduction in the cost of funds was primarily impacted by a 33 basis point reduction in the rate and an $11.2 million decline in the average balances on certificates of deposits.

DBI's provision for loan losses was $0.2 million for both the third quarter of 2012 and the same period of 2011. Net charge-offs of $0.4 million were recognized in the third quarter of 2012 compared to nominal net charge-offs during the corresponding period in 2011. For both the nine months ended September 30, 2012 and 2011 DBI's provision for loan losses totaled $0.5 million. Net charge-offs for the nine-month period ended September 30, 2012 totaled $0.7 million versus $0.8 million for the comparable period in 2011.

Noninterest income for the three months ended September 30, 2012 was $0.8 million, an increase of $0.3 million or 71.5% compared to $0.5 million during the corresponding period in 2011. During the third quarter of 2012, gains on the sale of securities of $0.2 million were recognized while no gains were recorded during the same period during 2011. For tax purposes, thirteen taxable municipals were sold during the most recent quarter along with two agency pools resulting in the recorded gains. Also, gains on the sale of loans to the secondary market were $0.1 million higher than the same period for 2011. This is due to an increase in the volume of loans sold by $4.3 million to $11.2 million in the third quarter of 2012. Noninterest income for the nine months ended September 30, 2012 was $1.9 million an increase of $0.4 million or 30.1% versus $1.5 million recorded during the nine months ended September 30, 2011. This was primarily due to an increase of $0.2 million in gains on both the sale of loans as well as securities sales during the first nine months of 2012 compared to the same period of 2011.

Noninterest expense increased $0.1 million or 3.8% to $2.6 million for the quarter ended September 30, 2012 compared to $2.5 million for the third quarter of 2011. Slight increases in data processing expenses along with salaries and employee benefits for the current quarter compared to the same period of 2011 are the primary reasons for this increase. Higher health insurance costs along with additional staffing led to this increase. For the nine months ended September 30, 2012, noninterest expense increased $0.2 million or 2.3% to $7.7 million compared to $7.5 million for the nine months ended September 30, 2011. Salaries and employee benefits were $0.2 million higher during the first three quarters of 2012 when compared to the same period for 2011. In addition to higher health insurance costs and staffing, there was an accrual adjustment made during the first quarter of 2011 to correct an over-accrual for 2010 bonuses. This adjustment was not repeated during 2012. A decline of $0.1 million in FDIC insurance premiums for the first nine months of 2012 compared to the same period of 2011 partially offset the increase in salaries and employee benefit costs. The lower FDIC insurance premiums resulted from a new premium structure implemented by the FDIC effective April 1, 2011.

Additional OTTI credit loss was recognized during the most recent quarter on one of the two securities previously determined to be other-than-temporarily-impaired. The credit loss recognized through the income statement was nominal during the three months ended September 30, 2012 and the third quarter of 2011 on the same security. For the nine months ended September 30, 2012 OTTI credit losses recognized on two securities previously determined to be other-than-temporarily-impaired totaled $0.1 million compared to $0.2 million for the same period in 2011.

For the three months ended September 30, 2012 DBI recorded combined federal and state income tax expense of $0.5 million, an increase of $0.2 million or 42.5% compared to income tax expense recorded for the third quarter of 2011. These provisions reflect effective income tax rates of 35% for the third quarter of 2012 and 31% for the third quarter of 2011. DBI's combined statutory tax rate is 39%. The lower effective income tax rates are primarily due to certain federally tax exempt interest earned on state and local government investment securities. The effective tax rates for the nine months ended September 30, 2012 and 2011 were 35% and 30%, respectively.

Financial Condition

Total assets increased by $4.2 million between December 31, 2011 and September 30, 2012. Increases in investment securities of $13.7 million, or 20.3%, and loans of $5.8 million, or 1.9%, during the first nine months of 2012 were the primary factors for the higher assets at September 30, 2012. Cash, cash equivalents and fed funds sold decreased by $13.0 million, or 30.8%, since December 31, 2011, and other investments declined $1.7 million, or 37.8%, during the same period to partially offset these increases.

The following table sets forth major types of loans, excluding loans held for sale, by primary collateral and the percentage of total loans for each type:

	September 30, 2012		December 31, 2011
$(000)s	Amount	%	Amount	%
Real Estate:
Residential	$70,114	23.1%	$72,656	24.4%
Commercial	59,090	19.5%	60,865	20.4%
Agricultural	76,040	25.0%	78,768	26.5%
Construction	13,305	4.4%	11,655	3.9%
	$218,549	72.0%	$223,944	75.2%
Commercial	41,008	13.5%	35,178	11.8%
Agricultural	33,433	11.0%	27,661	9.3%
Consumer and other	10,610	3.5%	11,049	3.7%
TOTAL	$303,600	100.0%	$297,832	100.0%

During 2011, management made the decision to purchase government guaranteed loans given the lack of quality loan growth potential currently available within DSB's lending market. As of September 30, 2012 there were approximately $12.9 million of government guaranteed loans recorded, of which $9.3 million are secured by agricultural real estate and $3.6 million by commercial real estate. The average maturity of the loans purchased is approximately 10 years. The premiums on the loans are being amortized over a three year period. Management will continue to evaluate DSB's loan portfolio and may make additional purchases as deemed appropriate. Management is authorized to invest up to $15 million in government guaranteed loan purchases.

The allowance for loan losses declined $0.2 million during the first nine months of 2012 to $6.4 million. Provisions of $0.5 million were added to the allowance in the first nine months of 2012,which were offset by net charge-offs of approximately $0.7 million during the period. The allowance equals 2.11% of total loans as of September 30, 2012 compared to 2.21% at December 31, 2011. Nonaccrual loans totaled $6.2 million at September 30, 2012, a decrease of approximately $2.5 million compared to nonaccrual loans of $8.7 million at December 31, 2011.

The following table sets forth nonaccrual loans by major category:

	September 30,	December 31,
$(000)s	2012	2011
Secured By Real Estate:
Residential	$1,282	$2,195
Agricultural	116	0
Commercial	1,755	2,299
Construction	2,556	3,364
Subtotal Real Estate Loans	5,709	7,858
Secured by commercial assets	406	563
Secured by agricultural assets	0	0
Secured by other assets	43	235
TOTAL	$6,158	$8,656

DBI's ratio of loans more than 30 days past due (including nonaccrual loans) to total loans was 2.78% at September 30, 2012, compared to 3.58% at year-end 2011. As of September 30, 2012, management had identified $42.8 million of potential problem loans compared to $38.2 million at year-end 2011. Loan quality continues to be a concern and improving the portfolio is the primary focus for management. DBI has no accruing loans that are past due 90 days or more at September 30, 2012.

DBI's investment in other real estate (property acquired through foreclosure or in satisfaction of loans) decreased $0.5 million in the first nine months of 2012. At September 30, 2012 the $0.3 million balance in other real estate comprised three construction/land development properties totaling approximately $0.2 million, one property secured by agricultural-related real estate with an estimated value of $0.1 million and one nominal residential real estate property. This compares to the seven parcels held at year-end 2011 consisting of $0.3 million in construction/land development properties, $0.2 million in commercial real estate, $0.2 million in agricultural-related real estate and $0.1 million in residential real estate.

The following table sets forth certain data concerning nonaccrual loans, past due accruing loans, restructured loans and other real estate:

	September 30, 2012		December 31, 2011
		% of Total		% of Total
$(000)s	Amount	Loans	Amount	Loans

Nonaccrual Loans (1)	$6,158	2.0%	$8,656	2.9%
Restructured Accruing Loans	5,393	1.7%	4,449	1.4%
Accruing Loans Past Due
90 Days or More	0	0.0%	0	0.0%
Total	$11,551	3.7%	$13,105	4.3%
Other Real Estate	$337		$802

(1) Includes restructured loans of $2.7 million as of September 30, 2012 and $4.3 million as of December 31, 2011.

Total deposits increased $5.1 million at September 30, 2012 compared to balances at December 31, 2011. Noninterest-bearing deposits decreased by $3.6 million, or 7.6%, during the first nine months of 2012. Interest-bearing deposits increased $8.7 million or 3.1% between December 31, 2011 and September 30, 2012. Money market accounts increased $8.5 million or 6.5% during the first nine months of 2012 and savings accounts increased $2.5 million or 11.6% during the same period. The trend in money market balances continues to increase given the current rate environment and depositors reluctance to commit to long-term rates. NOW account balances increased $1.7 million or 7.5% since year-end 2011, while certificates of deposit declined $4.0 million, or 3.7%, during the same period. Given the current interest rate environment, there has been a shift away from certificates of deposit into money market accounts as customers are reluctant to lock into a rate at this time. DBI's money market rates are comparable to its rates for short-term certificates of deposit.

Interest-bearing deposits consisted of the following:

$(000)s	9/30/2012	12/31/2011
NOW accounts	$23,945	$22,278
Savings accounts	23,585	21,129
Money market accounts	139,490	130,959
Certificates of deposit	101,997	105,957
TOTAL	$289,017	$280,323

Short-term borrowings decreased $0.8 million or 7.3% as of September 30, 2012 compared to December 31, 2011. Loan volume for DACC was relatively stable during the first quarter of 2012, thereby eliminating the need to advance funds against the line of credit at Agribank, FCB. Long-term borrowings declined $1.4 million or 5.0% since year-end 2011 due to maturities of FHLB advances.

Capital Resources

Stockholders' equity increased by $2.0 million to $58.0 million as of September 30, 2012 from $56.0 million at December 31, 2011 due primarily to earnings for the period of $2.6 million and a decrease in other comprehensive loss of $0.4 million that were partially offset by the dividend payment of $0.9 million and purchase of treasury stock of $0.1 million. As of September 30, 2012 DBI's leverage ratio was 13.8%, its risk-based core capital ratio was 18.7% and its risk-based total capital ratio was 19.9%. As of September 30, 2012, DSB's leverage ratio was 10.6% and its risk-based total capital ratio was 16.4%. DBI and DSB continue to maintain capital levels well above regulatory minimum levels established for "well-capitalized" institutions. DBI believes its and DSB's capital positions as of September 30, 2012 are adequate under current economic conditions.

Liquidity

Liquidity refers to the ability of DBI to generate adequate amounts of cash to meet its needs. DBI maintains liquid assets and established lines of credit to meet its liquidity needs. DBI's Board of Directors annually approves a Consolidated Contingent Liquidity Plan, which reviews the sources and uses of liquidity for DBI, DSB and DACC. Cash, cash equivalents and federal funds sold decreased $13.0 million or 30.8% to $29.1 million during the first nine months of 2012 primarily due to the increases in investment securities of $13.7 million and loans of $5.8 million during this period. The major sources and uses of cash are detailed in the accompanying Consolidated Statements of Cash Flows.

In addition to on-balance sheet sources of funds, DBI also has off-balance sheet sources available to meet liquidity needs. Specifically, DBI has unused lines of credit of $49.1 million as of September 30, 2012. This includes a $20.0 million line of credit with the Federal Reserve Bank of Chicago that was established in 1999. DSB has not borrowed on this line. DBI also has $80.1 million of eligible loans and securities that could be pledged to increase its available credit. Management believes DBI's and DSB's liquidity positions as of September 30, 2012 are adequate under current economic conditions.

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

	Contract or
	Notional Amount	Secured
(In thousands)	September 30, 2012	Portion
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$43,722	$40,251
Standby letters of credit and financial guarantees written	1,424	1,424

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

Item 4. Controls and Procedures

As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, DBI's management, under the supervision and with the participation of DBI's principal executive officer and principal financial officer, has evaluated DBI's disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, DBI's principal executive officer and principal financial officer believe that DBI's disclosure controls and procedures are effective as of the end of the period covered by this Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2012, DBI did not sell any equity securities which were not registered under the Securities Act of 1033, as amended, or repurchase any of its equity securities.

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

DENMARK BANCSHARES, INC.

Date: November 12, 2012 /s/ John P. Olsen

John P. Olsen

President and CEO

Date: November 12, 2012 /s/ Dennis J. Heim

Dennis J. Heim

Vice President, CFO and Treasurer